Form 10-Q
period 1995-03-31
MID ATLANTIC MEDICAL SERVICES INC
filed 1995-05-12
CIK 805037

      -----------------------------------------------------------------------
      -----------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                --------------------

                                     FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended MARCH 31, 1995, or

     [ ] Transition report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

         For the transition period from          to

                             ------------------------------
                             COMMISSION FILE NUMBER 1-13340
                             ------------------------------

                           MID ATLANTIC MEDICAL SERVICES, INC.
                 (Exact name of registrant as specified in its charter)

                                        DELAWARE
                            (State or other jurisdiction of
                             incorporation or organization)

                                      52-1481661
                         (IRS Employer Identification Number)

                           4 TAFT COURT, ROCKVILLE, MARYLAND
                       (Address of principal executive offices)

                                         20850
                                      (Zip code)

                                   (301) 294-5140
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X                        No

     The number of shares outstanding of each of the issuer's classes of common stock was 45,827,512 shares of common stock, par value $.01, outstanding as of March 31, 1995.




      -----------------------------------------------------------------------
      -----------------------------------------------------------------------

     PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                           MID ATLANTIC MEDICAL SERVICES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                           (in thousands except share amounts)

                                                                                     (Unaudited)        (Note)
                                                                                   March 31, 1995  December 31, 1994
                                                                                     ------------     ------------
     ASSETS
     Current assets:
      Cash and cash equivalents                                                      $      5,240     $     17,054
      Short-term investments                                                              152,243          136,901
      Accounts receivable, net of allowance of $3,614 and $3,591                           55,242           37,031
      Prepaid expenses, advances and other                                                  6,820            5,743
      Deferred income taxes                                                                12,564           15,540
                                                                                      -----------      -----------
        Total current assets                                                              232,109          212,269
      Property and equipment, net of accumulated
       depreciation of $10,803 and $10,622                                                 33,808           33,668
      Statutory deposits                                                                    9,870            9,877
      Other assets                                                                         12,578           12,708
                                                                                       ----------      -----------
        Total assets                                                                 $    288,365     $    268,522
                                                                                      ===========      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Notes payable                                                                  $        720     $        726
      Short-term borrowings                                                                   794            1,048
      Accounts payable                                                                     12,495           17,565
      Income taxes payable                                                                  6,900            2,589
      Medical claims payable                                                               88,614           85,014
      Deferred premium revenue                                                              9,466           13,344
                                                                                      -----------      -----------
        Total current liabilities                                                         118,989          120,286
      Notes payable                                                                         5,186            5,331
      Deferred income taxes                                                                 1,306            1,579
                                                                                      -----------      -----------
        Total liabilities                                                                 125,481          127,196
                                                                                      -----------      -----------
     Stockholders' equity (Notes 2 and 3)
      Common stock, $.01 par, 100,000,000 shares authorized; 45,873,452 issued and 45,827,512 outstanding at March 31, 1995; 45,663,527 issued and
       45,617,587 outstanding at December 31, 1994                                            458              456
      Additional paid-in capital                                                           31,880           29,431
      Treasury stock                                                                          (33)             (33)
      Unrealized losses on investments, net of tax benefit of $59 and $1,490                  (89)          (2,278)
      Retained earnings                                                                   130,668          113,750
                                                                                      -----------      -----------
        Total stockholders' equity                                                        162,884          141,326
                                                                                      -----------      -----------
        Total liabilities and stockholders' equity                                   $    288,365     $    268,522
                                                                                      ===========      ===========

     Note: The balance sheet at December 31, 1994 has been extracted from the audited financial statements at that date.
                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (in thousands except share amounts)
                                       (Unaudited)

                                                                                          Three Months Ended
                                                                                       March 31,        March 31,
                                                                                         1995              1994
                                                                                     ------------      ------------
     Revenue
       Premium                                                                       $    210,454      $    176,308
       Fee and other                                                                        3,843             2,211
       Home health services                                                                 5,342
       Investment                                                                           1,349             1,251
                                                                                      -----------       -----------
         Total revenue                                                                    220,988           179,770
                                                                                      -----------       -----------
     Expense
       Medical                                                                            166,496           141,475
       Home health patient services                                                         4,217
       Administrative (including interest expense of $317 and $194)                        23,011            16,590
                                                                                      -----------       -----------
         Total expense                                                                    193,724           158,065
                                                                                      -----------       -----------
     Income before income taxes                                                            27,264            21,705

     Provision for income taxes                                                           (10,346)           (8,248)
                                                                                      -----------       -----------

     Net income                                                                      $     16,918      $     13,457
                                                                                      ===========       ===========
     Income per common and common equivalent share:
       Net income                                                                    $        .36      $        .29
                                                                                      ===========       ===========

     Weighted average common and common equivalent shares outstanding                  47,600,662        47,055,298
                                                                                      ===========       ===========


















                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                                                       Three Months
                                                                                                          Ending
                                                                                                      March 31, 1995
                                                                                                       ------------
     Cash flows used in operating activities:
       Net income                                                                                      $     16,918
     Adjustments to reconcile net income to net cash used in
       operating activities:
         Depreciation and amortization                                               $      1,358
         Provision for bad debts                                                               23
         Provision for deferred income taxes                                                1,271
         Increase in accounts receivable                                                  (18,234)
         Increase in prepaid expenses, advances, and other                                 (1,077)
         Decrease in accounts payable                                                      (5,070)
         Increase in medical claims payable                                                 3,600
         Decrease in deferred premium revenue                                              (3,878)
         Increase in income taxes payable                                                   4,311
                                                                                      -----------
           Total adjustments                                                                                (17,696)
                                                                                                        -----------
           Net cash used in operating activities                                                               (778)

     Cash flows used in investing activities:
       Purchases of short-term investments                                                (81,754)
       Sales of short-term investments                                                     70,033
       Purchases of property and equipment                                                 (1,254)
       Purchases of statutory deposits                                                        (86)
       Sales of statutory deposits                                                             93
       Purchases of other assets                                                             (242)
       Proceeds from sale of other assets                                                     128
                                                                                      -----------
             Net cash used in investing activities                                                          (13,082)

     Cash flows provided by financing activities:
       Principal payments on notes payable                                                   (405)
       Exercise of stock options                                                              993
       Stock option tax benefit                                                             1,458
                                                                                      -----------
             Net cash provided by financing activities                                                        2,046
                                                                                                        -----------
     Net decrease in cash and cash equivalents                                                              (11,814)

     Cash and cash equivalents at beginning of period                                                        17,054
                                                                                                        -----------
     Cash and cash equivalents at end of period                                                        $      5,240
                                                                                                        ===========




                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                                                       Three Months
                                                                                                          Ending
                                                                                                      March 31, 1994
                                                                                                       ------------
     Cash flows from operating activities:
       Net income                                                                                      $     13,457
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               $        939
         Provision for bad debts                                                              143
         Provision for deferred income taxes                                                4,341
         Loss on sale and disposal of assets                                                  302
         Increase in accounts receivable                                                   (5,552)
         Increase in prepaid expenses, advances, and other                                 (1,430)
         Increase in accounts payable                                                         765
         Increase in medical claims payable                                                 4,440
         Increase in deferred premium revenue                                               1,212
         Decrease in income taxes payable                                                  (3,054)
                                                                                      -----------
             Total adjustments                                                                                2,106
                                                                                                        -----------
             Net cash provided by operating activities                                                       15,563

     Cash flows used in investing activities:
       Purchases of short-term investments                                                (28,697)
       Sales of short-term investments                                                     14,908
       Purchases of property and equipment                                                 (1,762)
       Sales of statutory deposits                                                            456
       Purchases of other assets                                                              (99)
       Proceeds from sale of other assets                                                     137
                                                                                      -----------
             Net cash used in investing activities                                                          (15,057)

     Cash flows provided by financing activities:
       Principal payments on notes payable                                                   (163)
       Exercise of stock options                                                            1,987
       Stock option tax benefit                                                             3,068
                                                                                      -----------
             Net cash provided by financing activities                                                        4,892
                                                                                                        -----------
     Net increase in cash and cash equivalents                                                                5,398

     Cash and cash equivalents at beginning of period                                                           973
                                                                                                        -----------
     Cash and cash equivalents at end of period                                                        $      6,371
                                                                                                        ===========




                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     INTRODUCTION

     Mid Atlantic Medical Services, Inc. (MAMSI) is a holding company whose subsidiaries are active in managed health care and other health insurance related activities. MAMSI delivers health care services principally through health maintenance organizations (HMOs). The HMOs, MD-Individual Practice Association, Inc. (M.D. IPA) and Optimum Choice, Inc. (OCI), arrange for health care services to be provided to a voluntarily enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

     Other MAMSI subsidiaries include Alliance PPO, Inc., a preferred provider organization marketing non-risk products to self-insured employers, indemnity carriers and other health care purchasing groups, and Mid Atlantic Psychiatric Services, Inc., which provides specialized non-risk mental health services. MAMSI Life and Health Insurance Company develops and markets indemnity products to support MAMSI's managed care products. HomeCall, Inc., FirstCall, Inc., and HomeCall Infusion Services, Inc. provide in-home medical care including skilled nursing, infusion and therapy to both MAMSI's HMO members and other payors.

     NOTE 1 - FINANCIAL STATEMENTS

     The consolidated balance sheet of MAMSI and its subsidiaries (the Company) as of March 31, 1995, the consolidated statements of operations for the three months ended March 31, 1995 and 1994, and the consolidated statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 audited consolidated financial statements. The results of operations for the period ended March 31 are not necessarily indicative of the operating results for the full year.

     Certain balances in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

     NOTE 2 - STOCK OPTION PLANS

     In 1995, the stockholders of MAMSI ratified the 1995 Non-Qualified Stock Option Plan whereby options for the purchase of up to 3,000,000 shares may be granted to officers and employees of the Company. Options under this plan are exercisable at 100% of the fair market value per share on the date the options are granted.

     NOTE 3 - COMMON STOCK

     On April 17, 1995, the stockholders  of MAMSI approved an increase in the
     number  of  authorized   shares  of  common  stock   from  60,000,000  to
     100,000,000.

                           MID ATLANTIC MEDICAL SERVICES, INC.
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     THE THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1994

     Consolidated  net income of  the Company was  $16,918,000 and $13,457,000 for the first quarter of 1995 and 1994, respectively, which was an increase of 26 percent. Earnings per share on net income increased 24 percent from $.29 in the first quarter of 1994 to $.36 in the first quarter of 1995. The increase in earnings is primarily attributable to an increase in membership and a 1 percent reduction in the medical loss ratio.

     Revenue for the three months ended March 31, 1995 increased approximately $41.2 million or 23 percent over the three months ended March 31, 1994. Premium revenue increased approximately $34.1 million or 19 percent over the same period in 1994. A 20 percent increase in average HMO enrollment (approximately 91,800 additional average HMO members per month) resulted in an increase of approximately $35.4 million in premium revenue and a 1 percent decrease in average premiums per HMO enrollee reduced premium revenue by approximately $1.3 million. Premiums per enrollee have essentially remained flat due to management's plan to increase market share. Fee and other revenue increased $1.6 million or 74 percent primarily due to increases in fee revenue from PPO and ASO only products. Total PPO membership grew from 580,000 at March 31, 1994 to 771,000 at March 31, 1995, an increase of 33 percent.
     Service revenue from the Company's new home health care subsidiaries contributed $5.3 million in revenue in the first quarter of 1995.

     The Company currently has the largest HMO and managed care enrollment in its service area, and also the largest network of contract providers of medical care. Because of the full range of managed care products, service reputation, strong provider delivery system, trained sales force, and competitive premiums, management believes that the Company will continue to increase its market share during the remainder of 1995.

     Medical expenses as a percentage of premium revenue (medical loss ratio) decreased to 79.1 percent for the first three months of 1995 as compared to 80.2 percent for the comparable period of 1994 and, on a per member per month basis, medical expenses decreased 2 percent over the same period. This decrease in the medical loss ratio reflects the efficacy of managed care cost controls developed and expanded by the Company. As a result of the continuing pressure brought by all managed care companies on utilization of hospital and medical specialists, the Company is benefiting from increased price competition resulting in stable or, in some cases, lower provider fees for these services.

     Although medical costs on a per member per month basis decreased in the current period compared to the prior year, management does not believe that this necessarily represents a sustainable trend. The medical cost factor of total medical costs may increase in future periods due to inflationary pressures and/or the Company may experience increased utilization by its membership.

     Administrative expenses as a percentage of revenue (administrative expense ratio) increased from 9.2 percent in the first quarter of 1994 to 10.4 percent in the first quarter of 1995. Administrative expenses increased 39 percent, from $16.6 million to $23.0 million in the first quarter of 1994 and 1995, respectively. The increase in the administrative expense ratio is primarily attributable to expenses of the Company's home health care subsidiaries which were not present in 1994, the Company's territorial expansion and the continued implementation of its plan to significantly increase its employee sales force. The Company plans to continue to reduce the percentage of new sales made by insurance brokers by continuing to increase its internal sales force.

     The net  margin rate increased from  7.5 percent in the  first quarter of
     1994  to 7.7 percent  in the  current quarter.   This increase is  due to
     expenses rising at a lesser rate than revenues.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is not capital intensive and the majority of the Company's expenses are payments to health care providers, which generally vary in direct proportion to the premium revenues received by the Company. Although medical utilization rates vary by season, the payments for such expenses lag behind cash inflow from premiums because of the lag in provider billing procedures. In the past, the Company's cash requirements have been met principally from operating cash flow and it is anticipated that this source will continue to be sufficient in the future.

     Accounts receivable increased from $37.0 million at December 31, 1994 to $55.2 million at March 31, 1995. This $18.2 million increase was primarily due to the significant increase in membership during the first quarter of 1995 combined with a lower than normal balance in receivables at December 31, 1994 due to a higher volume of payments made by employer groups during the last half of December, 1994. Accounts payable decreased from $17.6 million at December 31, 1994 to $12.5 million at March 31, 1995 primarily due to the payment in 1995 of compensation related items and also the previously disclosed settlement relating to the Company's contract with the United States Office of Personnel Management (OPM) which was accrued in 1994.

     At March 31, 1995, the Company had long-term debt of approximately $5.2 million principally related to its owned buildings. The Company has access to total revolving credit facilities of $9.5 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At March 31, 1995, approximately $800,000 was drawn against the lines-of-credit.

     Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                                March 31,      December 31,
                                                                  1995             1994
                                                              ------------     ------------
     Cash and cash equivalents                                $      5,240     $     17,054
     Short-term investments                                        152,243          136,901
     Working capital advances to Maryland hospitals                  4,053            3,982
                                                               -----------      -----------
     Total available liquid assets                                 161,536          157,937
     Credit line availability                                        8,706            8,452
                                                               -----------      -----------
     Total short-term capital resources                       $    170,242     $    166,389
                                                               ===========      ===========

     The Company believes that the cash flow generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations. Capital expenditures will be made during 1995 to enhance the Company's computer systems and to establish additional sales offices. The Company may also commit capital for the purchase of an additional office building for operational expansion in the future.

     PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS

     No material legal proceedings were commenced during the quarter ended March 31, 1995 and no material developments occurred in any of the previously disclosed proceedings during such quarter except as discussed below.

     The claim for lost investment income between OPM and M.D. IPA associated with OPM's audit for the years 1988 through 1991 has been settled for an amount that was not material to the Company's financial position or results of operations.

     ITEM 2. CHANGES IN SECURITIES

     None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual  meeting of  the stockholders  of MAMSI was  held on  April 17,
     1995.    The  following   matters  were  submitted  to  a  vote   of  the
     stockholders during the annual meeting:

     (1) The following individuals were elected to the Board of Directors for a three year term with the indicated votes:

                                                  FOR            AGAINST         ABSTAIN
     Peter L. Flaherty, Jr., M.D.              35,814,107         804,474            None
     Walter Girardin                           35,826,371         792,210            None
     Creighton R. Schneck                      35,835,989         782,592            None
     Alfred Talamantes                         35,839,057         779,524            None

     The following individual was elected to the Board if Directors for a two year term with the indicated votes:

                                                  FOR            AGAINST         ABSTAIN
     John H. Cook, III, M.D.                   35,837,937         780,644           None
     /TABLE

     PAGE>  12

     Board members whose term of office continued after the meeting are as follows:

     John L. Child
     Mark D. Groban, M.D.
     Donald R. Hammett
     George T. Jochum
     William M. Mayer, M.D.
     Stanley F. Smith, R.Ph.
     James A. Wild

     (2) The adoption of the 1995 Non-Qualified Stock Option Plan was ratified by a count of 23,509,577 affirmative votes, 5,866,474 negative votes and 209,978 abstentions.

     (3)  The adoption  of the  1995 Bonus  Plan was  ratified by  a count  of
     35,516,215  affirmative   votes,  879,732  negative   votes  and  222,634
     abstentions.

     (4) An increase in the number of authorized shares of common stock of the Company to 100,000,000 was ratified by a count of 35,591,412 affirmative votes, 848,309 negative votes and 178,860 abstentions.

     There were 7,032,552 broker non-votes with respect to the adoption of the 1995 Non-Qualified Stock Option Plan.

     ITEM 5. OTHER INFORMATION

     None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See the Exhibit Index on page 14 of the Form 10-Q.

     (b) There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                      MID ATLANTIC MEDICAL SERVICES, INC.
                      --------------------------------------------
                      (Registrant)






     Date:  May 12, 1995             Robert E. Foss
                              --------------------------------------------
                                     Robert E. Foss
                                     Executive Vice President and
                                     Chief Financial Officer

     6(a) List of Exhibits.

                                  EXHIBIT INDEX
                                                          Location of Exhibit
     Exhibit                                                  in Sequential
     Number      Description of Document                    Numbering System
     3.1         Composite Certificate of Incorporation
                 of MAMSI as of April 20, 1995. . . . . . . . . .

     3.2         Copy of By-laws of MAMSI as of
                 February 1, 1990 . . . . . . . . . . . . . . . . (1)

     10.73       1995 Management Bonus Program. . . . . . . . . . (1)

     10.74       1995 Non-Qualified Stock Option Plan . . . . . . (1)

     10.75       1995 Non-Qualified Stock Option Plan
                 Letter sent to Key Employees . . . . . . . . . . (1)

     27          Financial Data Schedule. . . . . . . . . . . . .


     ------------
     (1) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1994.