Form 10-Q
period 1995-06-30
MID ATLANTIC MEDICAL SERVICES INC
filed 1995-08-11
CIK 805037

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

         For the quarterly period ended JUNE 30, 1995, or

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

                Yes  X                        No

     The number of shares outstanding of each of the issuer's classes of common stock was 46,239,812 shares of common stock, par value $.01, outstanding as of June 30, 1995.




      -----------------------------------------------------------------------
      -----------------------------------------------------------------------

     PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                           MID ATLANTIC MEDICAL SERVICES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                           (in thousands except share amounts)

                                                                                     (Unaudited)        (Note)
                                                                                    June 30, 1995  December 31, 1994
                                                                                     ------------     ------------
     ASSETS
     Current assets:
      Cash and cash equivalents                                                      $      8,866     $     17,054
      Short-term investments                                                              170,356          136,901
      Accounts receivable, net of allowance of $3,617 and $3,591                           57,883           37,031
      Prepaid expenses, advances and other                                                  8,082            5,743
      Deferred income taxes                                                                10,925           15,540
                                                                                      -----------      -----------
        Total current assets                                                              256,112          212,269
      Property and equipment, net of accumulated
       depreciation of $12,368 and $10,622                                                 35,389           33,668
      Statutory deposits                                                                   10,051            9,877
      Other assets                                                                         12,138           12,708
                                                                                       ----------      -----------
        Total assets                                                                 $    313,690     $    268,522
                                                                                      ===========      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Notes payable                                                                  $        574     $        726
      Short-term borrowings                                                                   962            1,048
      Accounts payable                                                                     14,086           17,565
      Income taxes payable                                                                                   2,589
      Medical claims payable                                                              100,878           85,014
      Deferred premium revenue                                                              8,786           13,344
                                                                                      -----------      -----------
        Total current liabilities                                                         125,286          120,286
      Notes payable                                                                         5,150            5,331
      Deferred income taxes                                                                 1,086            1,579
                                                                                      -----------      -----------
        Total liabilities                                                                 131,522          127,196
                                                                                      -----------      -----------
     Stockholders' equity (Notes 2 and 3)
      Common stock, $.01 par, 100,000,000 shares authorized; 46,285,752 issued and 46,239,812 outstanding at June 30, 1995; 45,663,527 issued and
       45,617,587 outstanding at December 31, 1994                                            463              456
      Additional paid-in capital                                                           36,513           29,431
      Treasury stock                                                                          (33)             (33)
      Unrealized gains and (losses) on investments, net of tax of $478 and $(1,490)           732           (2,278)
      Retained earnings                                                                   144,493          113,750
                                                                                      -----------      -----------
        Total stockholders' equity                                                        182,168          141,326
                                                                                      -----------      -----------
        Total liabilities and stockholders' equity                                   $    313,690     $    268,522
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

                           MID ATLANTIC MEDICAL SERVICES, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (in thousands except share amounts)
                                       (Unaudited)

                                                                                          Three Months Ended
                                                                                       June 30,          June 30,
                                                                                         1995              1994
                                                                                     ------------      ------------
     Revenue
       Premium                                                                       $    224,747      $    178,542
       Fee and other                                                                        3,857             2,208
       Home health services                                                                 4,124
       Investment                                                                           2,788             1,053
                                                                                      -----------       -----------
         Total revenue                                                                    235,516           181,803
                                                                                      -----------       -----------
     Expense
       Medical                                                                            185,991           147,156
       Home health patient services                                                         2,559
       Administrative (including interest expense of $225 and $165)                        24,926            15,480
                                                                                      -----------       -----------
         Total expense                                                                    213,476           162,636
                                                                                      -----------       -----------
     Income before income taxes                                                            22,040            19,167

     Provision for income taxes                                                            (8,215)           (7,283)
                                                                                      -----------       -----------

     Net income                                                                      $     13,825      $     11,884
                                                                                      ===========       ===========
     Income per common and common equivalent share:
       Net income                                                                    $        .29      $        .25
                                                                                      ===========       ===========

     Weighted average common and common equivalent shares outstanding                  47,638,652        47,306,044
                                                                                      ===========       ===========


















                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (in thousands except share amounts)
                                       (Unaudited)

                                                                                           Six Months Ended
                                                                                       June 30,          June 30,
                                                                                         1995              1994
                                                                                     ------------      ------------
     Revenue
       Premium                                                                       $    435,201      $    354,850
       Fee and other                                                                        7,700             4,419
       Home health services                                                                 9,466
       Investment                                                                           4,137             2,304
                                                                                      -----------       -----------
         Total revenue                                                                    456,504           361,573
                                                                                      -----------       -----------
     Expense
       Medical                                                                            352,487           288,631
       Home health patient services                                                         6,776
       Administrative (including interest expense of $542 and $359)                        47,937            32,070
                                                                                      -----------       -----------
         Total expense                                                                    407,200           320,701
                                                                                      -----------       -----------
     Income before income taxes                                                            49,304            40,872

     Provision for income taxes                                                           (18,561)          (15,531)
                                                                                      -----------       -----------

     Net income                                                                      $     30,743      $     25,341
                                                                                      ===========       ===========
     Income per common and common equivalent share:
       Net income                                                                    $        .65      $        .54
                                                                                      ===========       ===========

     Weighted average common and common equivalent shares outstanding                  47,619,657        47,180,672
                                                                                      ===========       ===========


















                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                                                        Six Months
                                                                                                          Ending
                                                                                                      June 30, 1995
                                                                                                       ------------
     Cash flows provided by operating activities:
       Net income                                                                                      $     30,743
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               $      2,799
         Provision for bad debts                                                               26
         Provision for deferred income taxes                                                2,153
         Loss on sale and disposal of assets                                                   71
         Increase in accounts receivable                                                  (20,878)
         Increase in prepaid expenses, advances, and other                                 (2,339)
         Decrease in accounts payable                                                      (3,479)
         Increase in medical claims payable                                                15,864
         Decrease in deferred premium revenue                                              (4,558)
         Decrease in income taxes payable                                                  (2,589)
                                                                                      -----------
           Total adjustments                                                                                (12,930)
                                                                                                        -----------
           Net cash provided by operating activities                                                         17,813

     Cash flows used in investing activities:
       Purchases of short-term investments                                               (193,346)
       Sales of short-term investments                                                    164,870
       Purchases of property and equipment                                                 (3,987)
       Purchases of statutory deposits                                                       (303)
       Sales of statutory deposits                                                            129
       Purchases of other assets                                                             (576)
       Proceeds from sale of assets                                                           542
                                                                                      -----------
             Net cash used in investing activities                                                          (32,671)

     Cash flows provided by financing activities:
       Principal payments on notes payable                                                   (419)
       Exercise of stock options                                                            2,850
       Stock option tax benefit                                                             4,239
                                                                                      -----------
             Net cash provided by financing activities                                                        6,670
                                                                                                        -----------
     Net decrease in cash and cash equivalents                                                               (8,188)

     Cash and cash equivalents at beginning of period                                                        17,054
                                                                                                        -----------
     Cash and cash equivalents at end of period                                                        $      8,866
                                                                                                        ===========



                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                                                        Six Months
                                                                                                          Ending
                                                                                                      June 30, 1994
                                                                                                       ------------
     Cash flows provided by operating activities:
       Net income                                                                                      $     25,341
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               $      2,213
         Provision for bad debts                                                              250
         Provision for deferred income taxes                                                  408
         Loss on sale and disposal of assets                                                  938
         Increase in accounts receivable                                                   (6,727)
         Increase in prepaid expenses, advances, and other                                 (6,754)
         Increase in accounts payable                                                       2,439
         Increase in medical claims payable                                                   518
         Increase in deferred premium revenue                                               1,500
         Decrease in income taxes payable                                                  (3,054)
                                                                                      -----------
             Total adjustments                                                                               (8,269)
                                                                                                        -----------
             Net cash provided by operating activities                                                       17,072

     Cash flows used in investing activities:
       Purchases of short-term investments                                                (85,551)
       Sales of short-term investments                                                     74,006
       Purchases of property and equipment                                                 (3,420)
       Purchases of statutory deposits                                                     (5,219)
       Sales of statutory deposits                                                          2,392
       Purchases of other assets                                                           (2,001)
       Proceeds from sale of assets                                                           565
                                                                                      -----------
             Net cash used in investing activities                                                          (19,228)

     Cash flows provided by financing activities:
       Principal payments on notes payable                                                   (326)
       Exercise of stock options                                                            4,171
       Stock option tax benefit                                                             7,428
                                                                                      -----------
             Net cash provided by financing activities                                                       11,273
                                                                                                        -----------
     Net increase in cash and cash equivalents                                                                9,117

     Cash and cash equivalents at beginning of period                                                           973
                                                                                                        -----------
     Cash and cash equivalents at end of period                                                        $     10,090
                                                                                                        ===========



                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     INTRODUCTION

     Mid Atlantic Medical Services, Inc. (MAMSI) is a holding company whose subsidiaries are active in managed health care and other health insurance related activities. MAMSI delivers health care services principally through health maintenance organizations (HMOs). The HMOs, MD-Individual Practice Association, Inc. (M.D. IPA), Optimum Choice, Inc. (OCI) and Optimum Choice of the Carolinas, Inc. (OCIC), arrange for health care services to be provided to a voluntarily enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

     Other MAMSI subsidiaries include Alliance PPO, Inc., a preferred provider organization marketing non-risk products to self-insured employers, indemnity carriers and other health care purchasing groups, and Mid Atlantic Psychiatric Services, Inc., which provides specialized non-risk mental health services. MAMSI Life and Health Insurance Company develops and markets indemnity health and group life products to support MAMSI's managed care products and also to provide ancillary products to MAMSI's customers. HomeCall, Inc., FirstCall, Inc., and HomeCall Infusion Services, Inc. provide in-home medical care including skilled nursing, infusion and therapy to both MAMSI's HMO members and other payors.

     NOTE 1 - FINANCIAL STATEMENTS

     The consolidated balance sheet of MAMSI and its subsidiaries (the Company) as of June 30, 1995, the consolidated statements of operations for the three and six months ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 audited consolidated financial statements. The results of operations for the three and six month periods ended June 30 are not necessarily indicative of the operating results for the full year.

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

                           MID ATLANTIC MEDICAL SERVICES, INC.
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     THE THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1994

     Consolidated net income of the Company was $13,825,000 and $11,884,000 for the second quarter of 1995 and 1994, respectively, an increase of 16 percent. Earnings per share on net income increased 16 percent from $.25 in the second quarter of 1994 to $.29 in the second quarter of 1995. The increase in earnings is primarily attributable to an increase in membership, offset by an increase in administrative expenses due to increased sales, expansion into new geographic territories, and the Company's increased hiring of sales personnel.

     Revenue for the three months ended June 30, 1995 increased approximately $53.7 million or 30 percent over the three months ended June 30, 1994. Premium revenue increased approximately $46.2 million or 26 percent over the same period in 1994. A 26 percent increase in average HMO enrollment (approximately 120,600 additional average HMO members per month) resulted in an increase of approximately $46.7 million in premium revenue and a relatively insignificant decrease in average premiums per HMO enrollee reduced premium revenue by approximately $.5 million.
     Premiums per enrollee have essentially remained flat due to the competitiveness of the marketplace and management's plan to increase market share. Fee and other revenue increased $1.6 million or 75 percent primarily due to membership increases in preferred provider organization (PPO) and administrative services only (ASO) products. Total PPO and ASO membership grew from 660,000 at June 30, 1994 to 821,100 at June 30, 1995, an increase of 24 percent. Service revenue from the Company's new home health care subsidiaries contributed $4.1 million in revenue in the second quarter of 1995.

     The Company currently has the largest HMO and managed care enrollment in its service area, and also the largest network of contract providers of medical care. Because of the full range of managed care products, service reputation, strong provider delivery system, trained sales force, and competitive premiums, management believes that the Company will continue to increase its membership during the remainder of 1995.

     In  1993,  MAMSI invited  the  National Committee  for  Quality Assurance
     (NCQA) to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation is a voluntary process. The Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. MAMSI believes that it has adopted methodologies and programs designed to respond to NCQA's assessment which should result in MAMSI's meeting NCQA criteria. The Company believes that the failure to receive NCQA accreditation will not have an adverse effect on its business or financial condition.

     Medical expenses as a percentage of premium revenue (medical loss ratio) was relatively unchanged at 82.8 percent for the second three months of 1995 as compared to 82.4 percent for the comparable period of 1994 and, on a per member per month basis, medical expenses similarly remained flat. Although medical costs on a per member per month basis remained stable  in  the  current  period  compared  to  the  prior  year  period, management does not believe that this necessarily represents a sustainable trend. The medical cost factor of total medical costs may increase in future periods due to inflationary pressures and/or the Company may experience increased utilization by its membership.

     Over the past two years, the Company has achieved either year over year reductions in the quarterly medical loss ratio or, as in the current quarter, this ratio has remained stable when compared to the similar period in 1994. These results reflect the efficacy of managed care cost controls and state of the art utilization management programs developed and expanded by the Company. In order to continue to reimburse providers at a fair level in a manner consistent with the current medical environment, the Company has implemented the Medicare Resource Based Relative Value Scale methodology of provider reimbursement effective July 1, 1995. This new methodology, which applies generally to specialist health claims, will result in the lowering of some reimbursement levels, mainly those having to do with office and hospital-based procedures, while increasing payments for many evaluation and management tasks. Management believes that this change will allow the Company to continue to be competitive within its marketplace.

     Administrative expenses as a percentage of revenue (administrative expense ratio) increased from 8.5 percent in the second quarter of 1994 to 10.6 percent in the second quarter of 1995. Administrative expenses increased 61 percent, from $15.5 million to $24.9 million in the second quarter of 1994 and 1995, respectively. The increase in the administrative expense ratio is primarily attributable to expenses of the Company's home health care subsidiaries, which were not present in 1994, the Company's territorial expansion into additional service areas within currently served states and also expansion into the new states of North Carolina and Pennsylvania, and also the continued implementation of its plan to significantly increase its employee sales force. The Company plans to continue to reduce the percentage of new sales made by insurance brokers by continuing to increase its internal sales force.

     Investment income increased $1.7 million or 165 percent, primarily due to significantly greater invested balances and an increase in realized gains on sales of marketable equity securities.

     The net margin rate decreased from 6.5 percent in the second quarter of 1994 to 5.9 percent in the current quarter. This decrease is primarily due to increased administrative expenses.

     THE SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994

     The Company's consolidated net income for the six months ended June 30, 1995 increased 21 percent to $30,743,000 from $25,341,000 for the six months ended June 30, 1994. Earnings per share on net income rose from $.54 in the first six months of 1994 to $.65 for the same period in 1995, an increase of 20 percent. The increase in earnings is primarily attributable to an increase in membership, offset by an increase in the administrative expense ratio.

     Revenue for the six months ended June 30, 1995 increased approximately $94.9 million or 26 percent over the six months ended June 30, 1994. Premium revenue increased approximately $80.4 million over the same period in 1994. A 23 percent increase in average HMO enrollment resulted in an increase of approximately $82.2 million in premium revenue and a relatively insignificant decrease in average premiums per HMO enrollee reduced premium revenue by approximately $1.8 million. Fee and other revenue increased $3.3 million or 74 percent primarily due to increases in fee revenue from PPO and ASO only products. Service revenue from the Company's new home health care subsidiaries contributed $9.5 million in revenue in the first six months of 1995.

     The medical loss ratio decreased from 81.3 percent in the first six months of 1994 to 81.0 percent for the same period in 1995. Medical expenses on a per member per month basis decreased 1 percent for the comparable period.

     The administrative expense ratio for the first six months of 1995 increased to 10.5 percent as compared to 8.9 percent for the comparable period in 1994. The reasons for this increase are consistent with the items discussed in the quarterly analysis.

     The net margin rate declined slightly to 6.7 percent for the first six months of 1995 as compared to 7.0 percent for the comparable period in 1994, principally due to increased administrative expenses.

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

     Cash and short-term investments increased from $154.0 million at December 31, 1994 to $179.2 million at June 30, 1995, primarily due to operating profits and proceeds from the exercise of employee stock options. Accounts receivable increased from $37.0 million at December 31, 1994 to $57.9 million at June 30, 1995, primarily due to the significant increase in membership during the first six months of 1995 combined with a lower than normal balance in receivables at December 31, 1994 due to a higher volume of payments made by employer groups during the last half of December, 1994.

     Prepaid expenses increased from $5.7 million at December 31, 1994 to $8.1 million at June 30, 1995, primarily due to estimated income tax deposits in excess of estimated current income tax liabilities. Current deferred income taxes decreased from $15.5 million at December 31, 1994 to $10.9 million at June 30, 1995, primarily due to the change in the accrued tax effect of recording unrealized gains and losses on the Company's short-term investments and also due to the reduction of certain prior year deferred tax assets in the estimated tax provision.

     Accounts payable decreased from $17.6 million at December 31, 1994 to $14.1 million at June 30, 1995, primarily due to the payment in 1995 of compensation related items and also the previously disclosed settlement relating to the Company's contract with the United States Office of Personnel Management (OPM), which was accrued in 1994. Medical claims payable increased from $85.0 million at December 31, 1994 to $100.9 million at June 30, 1994, primarily due to the significant increase in membership and related claim volume during the first six months of 1995.

     At June 30, 1995, the Company had long-term debt of approximately $5.2 million principally related to its owned buildings. The Company currently anticipates prepayment of this mortgage debt, without prepayment penalty, during the third quarter of 1995. The Company has access to total revolving credit facilities of $9.5 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At June 30, 1995, approximately $962,000 was drawn against the lines-of-credit.

     Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                                June 30,       December 31,
                                                                  1995             1994
                                                              ------------     ------------
     Cash and cash equivalents                                $      8,866     $     17,054
     Short-term investments                                        170,356          136,901
     Working capital advances to Maryland hospitals                  4,053            3,982
                                                               -----------      -----------
     Total available liquid assets                                 183,275          157,937
     Credit line availability                                        8,538            8,452
                                                               -----------      -----------
     Total short-term capital resources                       $    191,813     $    166,389
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

     No material legal proceedings were commenced during the quarter ended June 30, 1995 and no material developments occurred in any of the previously disclosed proceedings during such quarter except as discussed below.

     On July 18, 1995, a class action complaint was filed in the United States District Court for the District of Maryland against MAMSI and nine present and former executive officers and directors. The complaint alleges that MAMSI failed to disclose promptly the denial of accreditation by the National Committee for Quality Assurance of MAMSI's health maintenance organizations and that the named officers and directors sold shares of MAMSI common stock during the period March 1, 1995 through June 15, 1995 while in possession of material non-public information concerning such denial. The complaint seeks money damages in an unspecified amount from MAMSI and the officers and directors. MAMSI and the named officers and directors intend to defend vigorously their conduct and, based upon MAMSI's preliminary review, MAMSI believes that there is no basis for the allegations against the named officers and directors and that there will be no material liability to MAMSI. In addition, the staff of the Securities and Exchange Commission has asked MAMSI to provide voluntarily certain information concerning the same events and transactions. MAMSI intends to cooperate fully with the Commission inquiry.

     ITEM 2. CHANGES IN SECURITIES

     None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An  annual meeting  of the stockholders  of MAMSI  was held  on April 17,
     1995.    The  following  matters   were  submitted  to  a  vote   of  the
     stockholders during the annual meeting:

     (1) The following individuals were elected to the Board of Directors for a three year term with the indicated votes:

                                                  FOR            AGAINST         ABSTAIN
     Peter L. Flaherty, Jr., M.D.              35,814,107         804,474            None
     Walter Girardin                           35,826,371         792,210            None
     Creighton R. Schneck                      35,835,989         782,592            None
     Alfred Talamantes                         35,839,057         779,524            None
     /TABLE

     The following individual was elected to the Board if Directors for a two year term with the indicated votes:

                                                  FOR            AGAINST         ABSTAIN
     John H. Cook, III, M.D.                   35,837,937         780,644           None

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

     None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See the Exhibit Index on page 16 of the Form 10-Q.

     (b) There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                      MID ATLANTIC MEDICAL SERVICES, INC.
                      --------------------------------------------
                      (Registrant)






     Date:  August 11, 1995             Robert E. Foss
                              --------------------------------------------
                                     Robert E. Foss
                                     Executive Vice President and
                                     Chief Financial Officer

     6(a) List of Exhibits.

                                  EXHIBIT INDEX
                                                          Location of Exhibit
     Exhibit                                                  in Sequential
     Number      Description of Document                    Numbering System

     27          Financial Data Schedule . . . . . . . . . . . . .