Form 10-Q
period 1995-09-30
MID ATLANTIC MEDICAL SERVICES INC
filed 1995-11-13
CIK 805037

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

         For the quarterly period ended SEPTEMBER 30, 1995, or

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

                Yes  X                        No

     The number of shares outstanding of each of the issuer's classes of common stock was 46,435,712 shares of common stock, par value $.01, outstanding as of September 30, 1995.




      -----------------------------------------------------------------------
      -----------------------------------------------------------------------

     PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                           MID ATLANTIC MEDICAL SERVICES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                           (in thousands except share amounts)

                                                                                     (Unaudited)        (Note)
                                                                                 September 30, 1995  December 31, 1994
                                                                                     ------------     ------------
     ASSETS
     Current assets:
      Cash and cash equivalents                                                      $     13,379     $     17,054
      Short-term investments                                                              187,394          136,901
      Accounts receivable, net of allowance of $3,607 and $3,591                           56,101           37,031
      Prepaid expenses, advances and other                                                  7,324            5,743
      Deferred income taxes                                                                 9,012           15,540
                                                                                      -----------      -----------
        Total current assets                                                              273,210          212,269
      Property and equipment, net of accumulated
       depreciation of $13,638 and $10,622                                                 37,196           33,668
      Statutory deposits                                                                   10,549            9,877
      Other assets                                                                         11,862           12,708
                                                                                       ----------      -----------
        Total assets                                                                 $    332,817     $    268,522
                                                                                      ===========      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Notes payable                                                                  $        360     $        726
      Short-term borrowings                                                                 1,217            1,048
      Accounts payable                                                                     17,359           17,565
      Income taxes payable                                                                  4,704            2,589
      Medical claims payable                                                               98,171           85,014
      Deferred premium revenue                                                              9,566           13,344
                                                                                      -----------      -----------
        Total current liabilities                                                         131,377          120,286
      Notes payable (Note 4)                                                                  211            5,331
      Deferred income taxes                                                                   854            1,579
                                                                                      -----------      -----------
        Total liabilities                                                                 132,442          127,196
                                                                                      -----------      -----------
     Stockholders' equity (Notes 2 and 3)
      Common stock, $.01 par, 100,000,000 shares authorized; 46,481,652 issued and 46,435,712 outstanding at September 30, 1995; 45,663,527 issued and
       45,617,587 outstanding at December 31, 1994                                            465              456
      Additional paid-in capital                                                           39,170           29,431
      Treasury stock                                                                          (33)             (33)
      Unrealized gains and (losses) on investments, net of tax of $1,231 and $(1,490)       1,881           (2,278)
      Retained earnings                                                                   158,892          113,750
                                                                                      -----------      -----------
        Total stockholders' equity                                                        200,375          141,326
                                                                                      -----------      -----------
        Total liabilities and stockholders' equity                                   $    332,817     $    268,522
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

                           MID ATLANTIC MEDICAL SERVICES, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (in thousands except share amounts)
                                       (Unaudited)

                                                                                          Three Months Ended
                                                                                     September 30,     September 30,
                                                                                         1995              1994
                                                                                     ------------      ------------
     Revenue
       Premium                                                                       $    231,625      $    185,157
       Fee and other                                                                        3,916             2,666
       Home health services                                                                 4,162
       Investment                                                                           3,577             1,111
                                                                                      -----------       -----------
         Total revenue                                                                    243,280           188,934
                                                                                      -----------       -----------
     Expense
       Medical                                                                            191,317           151,556
       Home health patient services                                                         2,671
       Administrative (including interest expense of $368 and $161)                        26,100            16,510
                                                                                      -----------       -----------
         Total expense                                                                    220,088           168,066
                                                                                      -----------       -----------
     Income before income taxes                                                            23,192            20,868

     Provision for income taxes                                                            (8,793)           (7,313)
                                                                                      -----------       -----------

     Net income                                                                      $     14,399      $     13,555
                                                                                      ===========       ===========
     Income per common and common equivalent share:
       Net income                                                                    $        .30      $        .28
                                                                                      ===========       ===========

     Weighted average common and common equivalent shares outstanding                  47,955,851        47,720,880
                                                                                      ===========       ===========


















                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (in thousands except share amounts)
                                       (Unaudited)

                                                                                           Nine Months Ended
                                                                                     September 30,     September 30,
                                                                                         1995              1994
                                                                                     ------------      ------------
     Revenue
       Premium                                                                       $    666,826      $    540,007
       Fee and other                                                                       11,616             7,085
       Home health services                                                                13,628
       Investment                                                                           7,714             3,415
                                                                                      -----------       -----------
         Total revenue                                                                    699,784           550,507
                                                                                      -----------       -----------
     Expense
       Medical                                                                            543,804           440,187
       Home health patient services                                                         9,447
       Administrative (including interest expense of $910 and $520)                        74,037            48,580
                                                                                      -----------       -----------
         Total expense                                                                    627,288           488,767
                                                                                      -----------       -----------
     Income before income taxes                                                            72,496            61,740

     Provision for income taxes                                                           (27,354)          (22,844)
                                                                                      -----------       -----------

     Net income                                                                      $     45,142      $     38,896
                                                                                      ===========       ===========
     Income per common and common equivalent share:
       Net income                                                                    $        .95      $        .82
                                                                                      ===========       ===========

     Weighted average common and common equivalent shares outstanding                  47,731,721        47,360,741
                                                                                      ===========       ===========


















                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                                                       Nine Months
                                                                                                          Ending
                                                                                                    September 30, 1995
                                                                                                       ------------
     Cash flows provided by operating activities:
       Net income                                                                                      $     45,142
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               $      4,326
         Provision for bad debts                                                               16
         Provision for deferred income taxes                                                3,081
         Loss on sale and disposal of assets                                                   78
         Increase in accounts receivable                                                  (19,086)
         Increase in prepaid expenses, advances, and other                                 (1,581)
         Decrease in accounts payable                                                         (37)
         Increase in medical claims payable                                                13,157
         Decrease in deferred premium revenue                                              (3,778)
         Increase in income taxes payable                                                   2,115
                                                                                      -----------
           Total adjustments                                                                                 (1,709)
                                                                                                        -----------
           Net cash provided by operating activities                                                         43,433

     Cash flows used in investing activities:
       Purchases of short-term investments                                               (313,267)
       Sales of short-term investments                                                    269,655
       Purchases of property and equipment                                                 (7,078)
       Purchases of statutory deposits                                                       (807)
       Sales of statutory deposits                                                            135
       Purchases of other assets                                                             (690)
       Proceeds from sale of assets                                                           682
                                                                                      -----------
             Net cash used in investing activities                                                          (51,370)

     Cash flows provided by financing activities:
       Proceeds from notes payable                                                            300
       Principal payments on notes payable                                                 (5,786)
       Exercise of stock options                                                            4,065
       Stock option tax benefit                                                             5,683
                                                                                      -----------
             Net cash provided by financing activities                                                        4,262
                                                                                                        -----------
     Net decrease in cash and cash equivalents                                                               (3,675)

     Cash and cash equivalents at beginning of period                                                        17,054
                                                                                                        -----------
     Cash and cash equivalents at end of period                                                        $     13,379
                                                                                                        ===========


                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                                                       Nine Months
                                                                                                          Ending
                                                                                                    September 30, 1994
                                                                                                       ------------
     Cash flows provided by operating activities:
       Net income                                                                                      $     38,896
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               $      2,889
         Provision for bad debts                                                              309
         Loss on sale and disposal of assets                                                1,126
         Increase in accounts receivable                                                  (10,387)
         Increase in prepaid expenses, advances, and other                                 (5,718)
         Increase in accounts payable                                                       4,598
         Increase in medical claims payable                                                   590
         Increase in deferred premium revenue                                               2,373
         Decrease in income taxes payable                                                  (3,054)
                                                                                      -----------
             Total adjustments                                                                               (7,274)
                                                                                                        -----------
             Net cash provided by operating activities                                                       31,622

     Cash flows used in investing activities:
       Purchases of short-term investments                                               (139,167)
       Sales of short-term investments                                                    120,356
       Purchases of property and equipment                                                 (6,473)
       Purchases of statutory deposits                                                     (5,219)
       Sales of statutory deposits                                                          2,399
       Purchases of other assets                                                           (2,305)
       Proceeds from sale of assets                                                         1,264
                                                                                      -----------
             Net cash used in investing activities                                                          (29,145)

     Cash flows provided by financing activities:
       Principal payments on notes payable                                                   (490)
       Exercise of stock options                                                            5,902
       Stock option tax benefit                                                            10,552
       Purchase of treasury stock                                                              (3)
                                                                                      -----------
             Net cash provided by financing activities                                                       15,961
                                                                                                        -----------
     Net increase in cash and cash equivalents                                                               18,438

     Cash and cash equivalents at beginning of period                                                           973
                                                                                                        -----------
     Cash and cash equivalents at end of period                                                        $     19,411
                                                                                                        ===========



                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     INTRODUCTION

     Mid Atlantic Medical Services, Inc. (MAMSI) is a holding company whose subsidiaries are active in managed health care and other health insurance related activities. MAMSI delivers health care services principally through health maintenance organizations (HMOs). The HMOs, MD-Individual Practice Association, Inc. (M.D. IPA), Optimum Choice, Inc. (OCI) and Optimum Choice, Inc. of the Carolinas (OCIC), arrange for health care services to be provided to a voluntarily enrolled population generally on a predetermined, prepaid fee basis, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

     Other MAMSI subsidiaries include Alliance PPO, Inc., a preferred provider organization marketing non-risk products to self-insured employers, indemnity carriers and other health care purchasing groups, and Mid Atlantic Psychiatric Services, Inc., which provides specialized non-risk mental health services. MAMSI Life and Health Insurance Company develops and markets indemnity health and group life products to support MAMSI's managed care products and also provides ancillary products to MAMSI's customers. HomeCall, Inc., FirstCall, Inc., and HomeCall Infusion Services, Inc. provide in-home medical care including skilled nursing, infusion and therapy to both MAMSI's HMO members and other payors.

     NOTE 1 - FINANCIAL STATEMENTS

     The consolidated balance sheet of MAMSI and its subsidiaries (the Company) as of September 30, 1995, the consolidated statements of operations for the three and nine months ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 audited consolidated financial statements. The results of operations for the three and nine month periods ended September 30 are not necessarily indicative of the operating results for the full year.

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

     On April 17, 1995, the stockholders  of MAMSI approved an increase in the
     number  of  authorized   shares  of  common  stock   from  60,000,000  to
     100,000,000.

     NOTE 4 - NOTES PAYABLE

     On September 1, 1995, the Company paid off in full, from available cash, its mortgage note payable amounting to approximately $5.0 million.

     NOTE 5 - OTHER MATTERS

     In October 1995, MAMSI announced a stock repurchase program. Under this program, MAMSI may expend up to $40 million (including brokerage commissions) to repurchase shares of its common stock over a twelve month period at prices not to exceed $24.00 per share. Repurchased shares will be reflected as treasury shares and will be available for general corporate purposes.

                           MID ATLANTIC MEDICAL SERVICES, INC.
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     THE THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1994

     Consolidated net income of the Company was $14,399,000 and $13,555,000 for the third quarter of 1995 and 1994, respectively, an increase of 6 percent. Earnings per share on net income increased from $.28 in the third quarter of 1994 to $.30 in the third quarter of 1995. The increase in earnings is primarily attributable to an increase in membership, increased investment income from higher invested balances and realized gains, and a reduction in per member per month medical expenses, offset by a reduction in premiums per enrollee and an increase in administrative expenses principally due to additions to the Company's internal sales force and expansion into new geographic territories.

     Revenue for the three months ended September 30, 1995 increased approximately $54.3 million or 29 percent over the three months ended September 30, 1994. Premium revenue increased approximately $46.5 million or 25 percent over the same period in 1994. A 33 percent increase in average HMO and indemnity enrollment (approximately 155,600 additional average members per month) resulted in an increase of approximately $61.2 million in premium revenue and a 6 percent decrease in average premiums per HMO and indemnity enrollee reduced premium revenue by approximately $14.7 million. Premiums per enrollee have declined due to the combined effects of an increasing relative percentage of Virginia Medicaid HMO members with lower per enrollee revenues, the volatility of revenues from groups with hybrid funding arrangements (i.e., revenues vary in a more direct way with medical expense) and the competitiveness of the marketplace coupled with management's plan to price its commercial products competitively. Although premiums per member declined in the current period as compared to the prior year period, management does not believe that future periods will necessarily follow this pattern.

     Fee and other revenue increased $1.3 million or 47 percent primarily due to membership increases in preferred provider organization (PPO) and
     administrative  services  only  (ASO)  products.    Total  PPO   and  ASO
     membership grew from 678,000 at September 30, 1994 to 843,200 at September 30, 1995, an increase of 24 percent. Service revenue from the Company's new home health care subsidiaries contributed $4.2 million in revenue in the third quarter of 1995.

     The Company currently has one of the largest HMO and managed care enrollment in its service area, and also the largest network of contract providers of medical care. Because of the full range of managed care products, service reputation, strong provider delivery system, trained sales force, and competitive premiums, management believes that the Company will continue to increase its membership during the remainder of 1995.

     In 1993,  MAMSI  invited the  National  Committee for  Quality  Assurance
     (NCQA) to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation is a voluntary process. The Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. MAMSI believes that it has adopted methodologies and programs designed to respond to the concerns and questions raised in NCQA's assessment. The Company believes that, based on its success with large group sales since the denial of accreditation, the failure to receive NCQA accreditation should not have an adverse effect on its business or financial condition.

     Medical expenses as a percentage of premium revenue (medical loss ratio) increased to 82.6 percent for the third quarter of 1995 as compared to
     81.9 percent for the comparable period of 1994, principally due to a decrease in average premiums per enrollee and also higher than anticipated medical expenses in the Company's Medicare risk product. On a per member per month basis, medical expenses declined approximately 5 percent. Although medical costs on a per member per month basis declined in the current period compared to the prior year period, management does not believe that this necessarily represents a sustainable trend. Total medical costs may increase in future periods due to inflationary pressures and/or the Company may experience increased utilization by its membership.

     Administrative expenses as a percentage of revenue (administrative expense ratio) increased from 8.7 percent in the third quarter of 1994 to 10.7 percent in the third quarter of 1995. Administrative expenses increased 58 percent, from $16.5 million to $26.1 million from the third quarter of 1994 to the third quarter of 1995. The increase in the administrative expense ratio is primarily attributable to expenses of the Company's home health care subsidiaries, which were not present in 1994, the Company's territorial expansion into additional service areas within currently served states as well as into the new states of North Carolina (approved), South Carolina (pending), and Pennsylvania (pending), the continued implementation of its plan to significantly increase its employee sales force and the higher costs of administering the Medicaid product which has become a more significant line of business for the Company in 1995. The Company plans to continue to reduce the percentage of new sales made by insurance brokers by continuing to increase its internal sales force.

     Investment income increased $2.5 million or 222 percent, primarily due to significantly greater invested balances and an increase in realized gains on sales of marketable equity securities.

     The net  margin rate decreased from  7.2 percent in the  third quarter of
     1994  to 5.9 percent in the current  quarter.  This decrease is primarily due  to slightly lower premium rates on certain products, slightly higher than anticipated medical expenses and increased administrative expenses.

     THE NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

     The Company's consolidated net income for the nine months ended September 30, 1995 increased 16 percent to $45,142,000 from $38,896,000 for the nine months ended September 30, 1994. Earnings per share on net income rose from $.82 in the first nine months of 1994 to $.95 for the same period in 1995. The increase in earnings is primarily attributable to an increase in membership and a reduction in per member per month medical expenses, offset by a reduction in average premiums per enrollee and an increase in administrative expenses due to the reasons described above.

     Revenue for the nine months ended September 30, 1995 increased approximately $149.3 million or 27 percent over the nine months ended September 30, 1994. Premium revenue increased approximately $126.8 million over the same period in 1994. A 27 percent increase in average HMO and indemnity enrollment resulted in an increase of approximately $143.2 million in premium revenue and a 2 percent decrease in average premiums per HMO and indemnity enrollee reduced premium revenue by approximately $16.4 million. Fee and other revenue increased $4.5 million or 64 percent primarily due to increases in fee revenue from PPO and ASO only products. Service revenue from the Company's new home health care subsidiaries contributed $13.6 million in revenue in the first nine months of 1995.

     The  medical loss  ratio remained  relatively stable  and  increased from
     81.5 percent in the first nine months of 1994 to 81.6 percent for the same period in 1995. Medical expenses on a per member per month basis decreased 2 percent over the comparable period.

     Over the past two years, the Company has achieved significant year over year reductions in per member per month medical expenses. These results reflect the efficacy of managed care cost controls and state of the art utilization management programs developed and expanded by the Company. In order to continue to reimburse providers at a fair level in a manner consistent with the current medical environment, the Company implemented the Medicare Resource Based Relative Value Scale methodology of provider reimbursement effective July 1, 1995. This methodology, which applies generally to specialist health claims, has resulted in the lowering of some reimbursement levels, mainly those having to do with office and hospital-based procedures, while increasing payments for many evaluation and management tasks. Management believes that this change will allow the Company to continue to be competitive within its marketplace.

     The administrative expense ratio for the first nine months of 1995 increased to 10.6 percent as compared to 8.8 percent for the comparable period in 1994. The reasons for this increase are consistent with the items discussed in the quarterly analysis.

     The net margin rate declined to 6.5 percent for the first nine months of 1995 as compared to 7.1 percent for the comparable period in 1994, principally due to increased administrative expenses.

     LIQUIDITY AND CAPITAL RESOURCES

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

     Cash and short-term investments increased from $154.0 million at December 31, 1994 to $200.8 million at September 30, 1995, primarily due to operating profits and proceeds from the exercise of employee stock options. Accounts receivable increased from $37.0 million at December 31, 1994 to $56.1 million at September 30, 1995, primarily due to the significant increase in membership during the first nine months of 1995.

     Medical claims payable increased from $85.0 million at December 31, 1994 to $98.2 million at September 30, 1995, primarily due to the significant increase in membership and related claim volume during the first nine months of 1995.

     Long-term debt decreased from $5.3 million at December 31, 1994 to $.2 million at September 30, 1995, primarily due to the payoff of the Company's mortgage note payable without prepayment penalty. The Company has access to total revolving credit facilities of $9.5 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At September 30, 1995, approximately $1.2 million was drawn against the lines-of-credit.

     Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                              September 30,    December 31,
                                                                  1995             1994
                                                              ------------     ------------
     Cash and cash equivalents                                $     13,379     $     17,054
     Short-term investments                                        187,394          136,901
     Working capital advances to Maryland hospitals                  4,053            3,982
                                                               -----------      -----------
     Total available liquid assets                                 204,826          157,937
     Credit line availability                                        8,283            8,452
                                                               -----------      -----------
     Total short-term capital resources                       $    213,109     $    166,389
                                                               ===========      ===========
     /TABLE

     The Company believes that the cash flow generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations. In October 1995, MAMSI announced the approval of a stock repurchase program. Under this program, MAMSI may expend up to $40 million (including brokerage commissions) to repurchase shares of its common stock over a twelve month period at prices not to exceed $24.00 per share. This program will be financed through cash flow from the Company's operations. Other capital expenditures may be made during 1995 to enhance the Company's computer systems, establish additional sales offices and purchase an additional office building for operational expansion in the future.

     PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS

     No material legal proceedings were commenced during the quarter ended September 30, 1995 and no material developments occurred in any of the previously disclosed proceedings during such quarter except as discussed below.

     During the third quarter of 1995, shareholders of MAMSI filed lawsuits in the United States District Court for the District of Maryland against MAMSI and certain current and former directors and officers. These actions have been consolidated and, on November 1, 1995, a consolidated Amended Class Action Complaint was filed on behalf of all plaintiffs. The amended complaint alleges that MAMSI failed to disclose in a timely fashion that it had been denied accreditation by the National Committee for Quality Assurance (NCQA) and that the officers and directors named as defendants are liable, directly and as controlling persons of MAMSI, for the failure to disclose. Plaintiffs seek to represent a class of all persons who purchased the common stock of MAMSI from March 1, 1995 through June 15, 1995. MAMSI believes it has meritorious defenses to the claims raised in the Amended Complaint and intends to defend the action vigorously.

     The staff of the Securities and Exchange Commission has asked MAMSI to provide certain information relating to the denial of accreditation by the NCQA and to sales of stock by certain officers and directors prior to the announcement of the NCQA's action. MAMSI has complied voluntarily with the Commission's requests.

     ITEM 2. CHANGES IN SECURITIES

     None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     ITEM 5. OTHER INFORMATION

     None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See the Exhibit Index on page 16 of the Form 10-Q.

     (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                      MID ATLANTIC MEDICAL SERVICES, INC.
                      --------------------------------------------
                      (Registrant)






     Date:  November 13, 1995        Robert E. Foss
                              --------------------------------------------
                                     Robert E. Foss
                                     Executive Vice President and
                                     Chief Financial Officer

     6(a) List of Exhibits.

                                  EXHIBIT INDEX
                                                          Location of Exhibit
     Exhibit                                                  in Sequential
     Number      Description of Document                    Numbering System

     27          Financial Data Schedule . . . . . . . . . . . . .