Form 10-K
period 1995-12-31
MID ATLANTIC MEDICAL SERVICES INC
filed 1996-03-28
CIK 805037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]
                      For fiscal year ended DECEMBER 31, 1995

                                          OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      For the transition period from        to

     Commission file number 1-13340

     Mid Atlantic Medical Services, Inc.
     (Exact name of registrant as specified in its charter)

     Delaware                                             52-1481661
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     4 Taft Court, Rockville, Maryland                      20850
     (Address of principal executive offices)             (Zip Code)

     (301) 294-5140
     (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of Each Exchange
     Title of Each Class                          on Which Registered
     -------------------                         ---------------------
     Common Stock, $0.01 par value               The New York Stock
       per share.                                  Exchange, Inc.

     Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X].  No [ ].

     Indicate by check  mark if  disclosure of delinquent  filers pursuant  to
     Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 1996: Approximately $974 million.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            46,595,187 shares of common stock as of February 28, 1996

                        DOCUMENTS INCORPORATED BY REFERENCE
     The Proxy Statement for the Registrant's annual meeting of shareholders to be held on April 15, 1996 is incorporated by reference into Part III of this Form 10-K.

                                    FORM 10-K


                                      INDEX

     ITEM NO.   DISCLOSURE REQUIRED                                    PAGE

                                      PART I

     Item 1     Business ..............................................   3
     Item 2     Properties ............................................  14
     Item 3     Legal Proceedings .....................................  15
     Item 4     Submission of Matters to a Vote of Security Holders ...  15

                                      PART II

     Item 5     Market for Registrant's Common Equity and Related
                  Stockholder Matters ................................   16
     Item 6     Selected Financial Data ..............................   17
     Item 7     Management's Discussion and Analysis of Financial
                  Condition and Results of Operation .................   18
     Item 8     Financial Statements and Supplementary Data ..........   24
     Item 9     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ................   45

                                      PART III

     Item 10    Directors and Executive Officers of the Registrant ...   46
     Item 11    Executive Compensation ...............................   46
     Item 12    Security Ownership of Certain Beneficial Owners
                  and Management .....................................   46
     Item 13    Certain Relationships and Related Transactions .......   46

                                      PART IV

     Item 14    Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K ............................   47

                                      PART I
     ITEM 1. BUSINESS

     Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company for subsidiaries active in managed health care and other life and health insurance related activities. MAMSI and its subsidiaries (the "Company") have developed a broad range of managed health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company and home health care and home infusion services companies. The Company also has a partnership interest in an outpatient surgery center.

     GENERAL DEVELOPMENT OF BUSINESS

     MAMSI was incorporated in Delaware in 1986 to serve as a holding company for MD - Individual Practice Association, Inc. ("M.D. IPA") and Physicians Health Plan of Maryland, Inc. ("PHP-MD"). MAMSI made an exchange offer for all of the issued and outstanding shares of common stock of M.D. IPA and PHP-MD in 1987.

     M.D. IPA, a Federally qualified HMO, was organized as a nonstock corporation in 1979. M.D. IPA operated as a non-profit organization until 1985 when it amended its articles of incorporation and was reorganized into a stock corporation.

     PHP-MD, an individual practice association ("IPA"), was organized as a nonstock corporation in 1979 to provide physician and other medical services to M.D. IPA enrollees. PHP-MD operated as a non-profit organization until it amended its articles of incorporation and was reorganized into a stock corporation in 1984.

     HEALTH MAINTENANCE ORGANIZATIONS

     MAMSI's primary business is the delivery of managed health care through its HMOs. MAMSI currently offers HMO coverage through three licensed HMO subsidiaries - M.D. IPA, Optimum Choice, Inc. ("OCI"), and Optimum Choice of the Carolinas, Inc. ("OCCI").

     M.D. IPA became a licensed HMO in Maryland in 1981 and in Virginia in 1985. M.D. IPA's present service area (which includes all geographic areas where the HMO has received regulatory approval to provide health care services) includes the entire state of Maryland, the District of Columbia and most counties and cities in Virginia including the Northern Virginia, Richmond/Tidewater and Roanoke areas ("HMO Service Area"). In addition to serving governmental entities, M.D. IPA generally provides coverage to the larger commercial group market.

     OCI, a non-Federally qualified HMO, became a licensed HMO in Maryland in 1988, in Virginia in 1990, in Delaware in 1993 and in West Virginia in 1994. OCI generally operates within the small business market segment, which is comprised of employers with 50 or fewer employees and also covers Medicaid and Medicare recipients. OCI's present service area includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia, and certain areas of West Virginia.

     OCCI,  a  non-Federally qualified  HMO, became  a  licensed HMO  in North
     Carolina  in  1995.   OCCI operates  in  both the  small and  large group


     commercial market.   OCCI's present service  area includes certain  areas
     of North Carolina.

     The Company is currently seeking an HMO license in South Carolina and Pennsylvania.

     GENERAL

     HMOs provide or arrange for the provision of comprehensive medical care (including physician and hospital care) to enrollees for a fixed, prepaid premium regardless of the amount of care provided. Enrollees generally receive care from participating primary care physicians ("PCPs") who, as required, refer enrollees to participating specialists and hospitals. HMOs require patients to utilize participating physicians and other participating health care providers. This allows HMOs to negotiate favorable rates and control utilization to a greater extent than traditional health insurers, while monitoring and enhancing the quality of care provided to enrollees.

     The goal of an HMO is to combine quality health care with management controls designed to encourage efficient and economical use of health care services. Such controls include monitoring physician services, hospital admissions and lengths of stay and maximizing the use of non-hospital based medical services. Because an HMO generally receives fixed monthly premiums from its enrollees regardless of the health care services provided, an HMO has an incentive to maintain the health of its enrollees, while carefully monitoring expenses through the implementation of various cost control strategies and effective management.

     MAMSI's HMO provider network is organized as an IPA. Under the IPA model, the HMO contracts with a broadly dispersed group of physicians to provide medical services to enrollees in the physicians' own offices and in hospitals; the physicians are generally paid on a capitated or a negotiated fee-for-service basis. Physicians may contract directly with the HMO or through a designated organization that, in turn, contracts with the HMO.

     HMOs have been operating in the United States for more than 50 years. Their popularity has markedly increased since the early 1970s in response to rapidly escalating health care costs and the enactment of the Federal Health Maintenance Organization Act of 1973 ("HMO Act"). The HMO Act and its regulations grant "qualified" status to HMOs meeting comprehensive standards. Although qualification status is not required, its "mandate" provisions originally provided a marketing advantage because employers with more than 25 employees that offered health benefits to employees were generally required to offer employees a Federally qualified HMO if mandated by a Federally qualified HMO operating within the relevant service area. Moreover, if a number of such HMOs mandated such an employer, the employer was required to offer its employees at least one Federally qualified HMO organized as a staff or group model and at least one Federally qualified HMO organized as an IPA, network or hybrid model. The advantages of mandating as described above ceased on October 24, 1995 because the mandate provisions were repealed effective on that date. This repeal is not expected to have any significant effect on MAMSI's operations due to the increased knowledge about and acceptance of HMOs in the marketplace.

     The HMO movement began to experience a "shake-out" in the latter part of the 1980s. After reaching an industry high of 707 HMOs in 1987, mergers, acquisitions and closures resulted in a decrease to approximately 541 operating HMOs in 1993. In 1994, the number of HMOs increased by 23 to 564. As the concept of managed care continues to gain acceptance, the number of managed care type organizations being formed should increase in response to the marketplace, in both the commercial and government (Medicare and Medicaid) segments. However, the consolidation trend should also continue as HMOs, traditional indemnity insurers and others seek to gain market share and size.
     National enrollment in HMOs increased to an estimated 55 million enrollees in 1994, up from a total of 31 million in 1987. Year-end 1994 enrollment of 55 million people represents approximately 21% of the total U.S. population. Industry experts expect this enrollment trend to continue. (Source of industry data - Hoechst Marion Roussel, Inc. Managed Care Digest Series; HMO-PPO Digest, 1995; and, SMG Marketing Group, Inc.)

     MAMSI'S HMO PRODUCTS


     MAMSI's HMOs offer a range of benefit plans for providing health care to enrollees. Generally, enrollees arrange for coverage through their employer. However, group enrollees can convert their coverage to an individual contract upon separation from their employer. There is no assurance that HMO agreements with employers will be renewed annually or that, within each employer group, the HMO will not experience disenrollment by individual enrollees. MAMSI's HMOs also offer individual coverage to the commercial, Medicaid and Medicare markets.

     Under traditional HMO coverage, the enrollee selects a PCP from the HMO's provider network. All medical care provided to the enrollee must
     be authorized and  coordinated by the PCP.   Generally, the enrollee pays
     a copayment for all PCP and specialist office visits and may also be required to pay a copayment for hospital admissions and emergency room
     services.   Except in  emergencies, enrollees  are generally  required to utilize only those participating professional and institutional health care providers that have contracted with the IPA (see further discussion under "HMO Arrangements with Physician and Institutional Providers").

     MAMSI's HMOs, in cooperation with MAMSI Life and Health Insurance Company ("MAMSI Life"), a wholly owned subsidiary of MAMSI, also offer point-of-service coverage (the "preferred plan"), which is marketed to appeal to the following customers:

       1. Individuals who will not  consider a closed delivery system.   These
     individuals prefer the flexibility of the traditional indemnity plan but are also seeking a lower-cost alternative such as an HMO.

       2. Small  to mid-sized employers who are looking to limit the number of
     health  care plan  options.   In  this case,  the  HMO would  seek  to be
     offered as an exclusive health care provider.

     In  the preferred  plan, enrollees have  the choice of  seeking care from the PCP or from any physician of their choice. Whenever care is provided under the point-of-service option and the enrollee visits a provider outside of the HMO network, MAMSI Life, which underwrites this indemnity benefit, generally covers the lesser of 80% of the bill or 100% of the established fee maximum for the service provided. The enrollee is responsible for the remainder of the charge.

     MAMSI's hybrid products provide large employer groups the ability to tailor their employee health care offerings by varying benefit designs, funding methods and insurance risk. Hybrid products generally compete in the so-called self-funded employer plan marketplace. A typical MAMSI hybrid product combines the use of capitated PCPs to serve as gatekeepers, employer funding of specialist and institutional claims on an "as paid" basis and MAMSI's underwriting of risk of loss on a specific and/or aggregate stop loss basis.

     OCI offers HMO coverage to recipients of Title XIX Medical Assistance ("Medicaid"). The Medicaid plan operates in a manner similar to the traditional HMO plan. The participating states pay a monthly premium based upon the age and sex of the recipients for which OCI provides comprehensive medical coverage. MAMSI's Medicaid service area includes Maryland and certain areas of Virginia.

     Under all coverage options, enrollees receive the following basic benefits: primary and specialist physician services; hospital services such as diagnostic tests, x-rays, drugs, medication, nursing and maternity services; discounts on dental care and prescription drugs purchased at a participating pharmacy; outpatient diagnostic tests such as laboratory tests, x-rays, and allergy testing and injections; and mental health, drug abuse and other medical services.

     OCI also  offers  health coverage  to  Title XVIII  Medicare  recipients.
     Under a contractual arrangement with the United States Health Care Financing Administration ("HCFA"), OCI receives a monthly premium based upon age, sex, county of residence and enrollment status for which OCI provides comprehensive medical coverage to those individuals plus certain additional benefits. Currently, approximately only 3% of the one million Medicare recipients in MAMSI's Medicare service area (which includes Maryland, the District of Columbia, and certain areas of Virginia, West Virginia and Delaware) are covered through MAMSI or other HMOs.

     The Company's total health  plan (managed care, ASO and  indemnity health insurance)  membership in the HMOs  and MAMSI Life  grew to approximately


     658,000  at December  31,  1995 from  508,000  at December  31, 1994,  an increase of 30%. The Company believes that enrollment will continue to grow as the Company expands into new service areas, continues to increase the size of its sales force and maintains its focus on the Medicaid and Medicare markets.

     The following table sets forth information relevant to MAMSI's HMO and indemnity health plans as of December 31, 1995:

     Employer Groups Served              16,845
     Population of Aggregate HMO
       Service Area                  17,000,000
     Service Area Penetration               3.9%
     Primary Care Physicians              3,650
     Specialist Physicians               11,987
     Other Affiliated Health
       Care Providers                     5,440
     Hospitals and Outpatient
       Facilities                         1,198
     Pharmacies                           3,500

     A significant portion of the Company's premium revenue is derived from Federal, state and local government agencies including governmental employees and Medicaid and Medicare recipients. For the years ended December 31, 1995, 1994 and 1993, approximately 7%, 9% and 11%, respectively, of premium revenue was derived from Federal government agencies, and approximately 21%, 18% and 11%, respectively, was derived from state and local government agencies located in the Company's service area.

     HMO ARRANGEMENTS WITH PHYSICIAN AND INSTITUTIONAL PROVIDERS

     MAMSI's HMOs contract with PHP-MD to provide physician services to their enrollees except within North Carolina where OCCI contracts directly with providers. The HMOs are ultimately responsible for ensuring that an adequate number of physicians and other health care providers are maintained in order to service enrollees.

     The Company contracts with many different kinds of health care providers, including primary care and specialist physicians, dentists, social workers, psychologists, physical therapists and podiatrists.
     PCPs are paid a monthly capitation payment for each enrollee who has chosen that PCP. This capitation payment varies according to the age and sex of the enrollee and according to the primary care designation of the provider chosen by the enrollee. The primary care designations on which premiums are based fall into one of two types: (1) family and general practice, pediatrics and internal medicine, and (2) obstetrics and gynecology.

     PCPs may receive, in addition to capitation payments, an annual payment that is based on a Quality Review Reconciliation. This payment generally does not exceed 3% of their annual capitation payments. The reconciliation evaluates the physician's practice performance as well as quality issues such as grievance rates from members, sanctions by a MAMSI HMO, and member transfer rate. As part of the Quality Review Reconciliation, the Company provides a quarterly report to each PCP that compares the physician's practice performance based on outpatient and inpatient expenses to those of his/her peers and allows the PCP not only to monitor the number of referrals consistent with quality medical standards, but also to evaluate the most cost-effective consultants and facilities within each specialty area.

     Prior  to July,  1,  1995, specialist  providers  and participating  non-
     physician providers  were compensated on  a fee-for-service basis.   This


     compensation was limited to an established maximum rate that reflected the amount that similar providers of a similar service would typically charge. Effective July 1, 1995, the Company implemented the Medicare Resource Based Relative Value Scale methodology of provider reimbursement. This methodology, which applies generally to specialist health  claims,  has  resulted  in  the lowering  of  some  reimbursement levels, mainly those having to do with office and hospital-based procedures, while increasing payments for many evaluation and management tasks. Management believes that this change will allow the Company to continue to be competitive within its marketplace.

     The HMOs have contractual arrangements with a combined total of 1,198 facilities, consisting of 188 hospitals and 1,010 non-hospital facilities, as of December 31, 1995. These facilities are located in the Company's HMO Service Area. Contracts with facilities are renewable annually. These hospitals have provided assurance that, if discharged enrollees require transfer to another facility, they will transfer such enrollees to participating providers.

     HMO ARRANGEMENTS FOR OTHER SERVICES

     The HMOs have contracted with a number of entities to arrange for the provision of other services:

     EMERGENCY CARE - Enrollees may receive urgent care services as an alternative to hospital emergency room treatment. Enrollees can use local urgent care centers and any hospital emergency room in emergency situations.

     HOME HEALTH CARE - A number of medical care providers are engaged to provide health care services (such as nursing, pediatric, neonatal, orthopedic, psychiatric, geriatric, dialysis treatments, physical therapy, speech therapy and respiratory therapy) at the home of the enrollee. MAMSI's home health care subsidiary, HomeCall, Inc. ("HomeCall"), provides these services throughout much of the Company's service area.

     PHARMACEUTICAL ASSISTANCE - The Company has arrangements with participating pharmacies so that an enrollee is only responsible for the deductibles and/or copayments that are indicated on his or her enrollment card.

     LABORATORY TESTING - The Company has an arrangement with a laboratory that conducts much of the laboratory work required by HMO providers. Enrollees in MAMSI's PPO are similarly referred to this laboratory for testing.

     DENTAL - In addition to a dental indemnity product available from MAMSI Life, the Company has an arrangement with an association of dentists to provide discounted dental services through a dental PPO. The Company is also working toward offering a capitated dental HMO plan in 1996.

     QUALITY ASSESSMENT/IMPROVEMENT AND COST CONTAINMENT

     MAMSI conducts a multidisciplinary approach to its Quality Assessment/Quality Improvement ("QA/QI") Program, utilizing the resources of all of its subsidiaries to ensure the provision of quality health care and services to its HMO enrollees in an appropriate and cost-efficient manner.

     MAMSI recognizes the importance of a Continuous Quality Improvement Program to determine and allocate appropriate resources that will have the greatest impact for the members. The QA/QI Program is designed to meet and serve the needs of employers, members and providers as well as to monitor the timeliness, appropriateness and effectiveness of services via ongoing and systematic reviews of key indicators and aspects of care. The QA/QI Program conducts member satisfaction surveys, identifies opportunities for improvements in providing care, adopts strategies to improve outcomes and monitors the improvement to report progress.

     MAMSI's QA/QI Committee, which operates under the auspices of MAMSI's Board of Directors, includes administrative, clinical, provider and community representation. The Committee evaluates numerous quality related issues and outcomes measuring overall services provided to enrollees.


     In  addition,  MAMSI utilizes  several  cost control  and  quality review mechanisms. Provider applications are reviewed by a Credentials Committee in order to determine whether the applicant meets MAMSI's application criteria, including Board Certification or eligibility.

     MAMSI maintains a physician review process to determine whether the needed levels of medical service are being provided in a timely and efficient manner. The Company conducts medical audits to monitor and review the quality of care provided. The Company's Medical Director also monitors the hospital and out-of-plan referrals issued by primary care providers.

     All physicians must obtain prior authorization for non-emergency hospital admissions. The Medical Director may sanction physicians who fail to secure prior authorization for non-emergency hospital admissions of enrollees. Prior to admission for non-emergency hospital services, MAMSI applies certain medical criteria to authorize the admission and the anticipated length of stay for the diagnosis under treatment.

     After admission of an HMO enrollee, MAMSI's Utilization Management Department, in cooperation with the Medical Director, monitors the course of hospital treatment for compliance with the previously authorized length of stay. Although the Utilization Management staff is not permitted to interfere with a physician's medical judgment regarding the course of treatment, if the physician decides to extend an enrollee's stay beyond that authorized, the physician must provide medical justification for the necessity of such proposed action and obtain specific approval from the Medical Director or his designee.

     As required by Federal and state law, the HMOs have established a grievance procedure to respond to enrollee complaints. Enrollees are encouraged to use this procedure before proceeding further with a complaint. Once this procedure is exhausted, any unresolved complaint or grievance may be settled by binding arbitration rather than through the courts. There is a similar grievance procedure for physician complaints.

     In 1993, MAMSI invited the National Committee for Quality Assurance ("NCQA"), a private, non-profit organization, to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation is a voluntary process. The Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. MAMSI believes that it has adopted methodologies and programs designed to respond to the concerns and questions raised in NCQA's assessment. The Company believes that, based on its success with large group sales since the denial of accreditation, the failure to receive NCQA accreditation has not had a significant adverse effect on its business or financial condition. It is MAMSI's intention to request the NCQA to review its current methodologies sometime in 1996. Although the Company believes that the likelihood of NCQA accreditation is high, there can be no assurance that accreditation will be received or that MAMSI will not experience disenrollment if accreditation is not ultimately received. MAMSI has implemented the Health Plan and Employer Data and Information Set ("HEDIS") 2.5, which represents a core set of performance measures developed by NCQA to serve the employer as a purchaser.

     The Company's home health care and home infusion subsidiaries underwent voluntary accreditation review by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") during 1995. Full accreditation status was awarded as a result of this process.

     COMPETITION AND MARKETING STRATEGY

     The HMO industry is characterized by intense competition. MAMSI recognizes the possibility that other firms with greater resources may enter into competition with MAMSI in the future by either entering its HMO Service Area or by designing alternative health care delivery systems. HMOs compete not only with other HMOs, but also with insurance companies that offer indemnity insurance products.

     MAMSI's HMOs compete with approximately 25 HMOs or other prepaid alternative health care delivery systems that have a presence in at least one of the cities or counties in MAMSI's service area. The following table sets forth MAMSI's best estimate of the HMO enrollment in 1995 of HMOs operating in its HMO Service Area. Certain of the HMOs are part of a larger entity and the enrollees estimated herein include only those in MAMSI's HMO Service Area.

                                                                             Approximate
                                                                                Number
     HMO                                             Plan Type              of Enrollees
     -------------                                   ---------              ------------
     Mid Atlantic Medical Services, Inc.* ..........     IPA                    622,000
     Kaiser Permanente Health Care Program .........   Group                    359,000
     Health Plus (Sanus Healthcare).................     IPA                    255,000
     FreeState Health Plan** .......................     IPA                    201,000
     Humana Group Health ...........................   Staff                    117,000
     Healthkeepers of Virginia*** ..................     IPA                    112,000
     Capital Care**** ..............................     IPA                     97,000
     George Washington University Health Plan ......   Group                     82,000
     Optima Health Plan ............................     IPA                     76,000
     Chesapeake Health Plan (Healthwise of
       America, Inc.) ..............................     IPA                     66,000
     Aetna Choice Healthcare Plan ..................     IPA                     62,000
     CIGNA Health Plan of Virginia .................     IPA                     56,000
     Southern Health Services (Coventry Corp.) .....     IPA                     51,000
     U.S. Healthcare ...............................     IPA                     46,000
     Sentara Health Plan ...........................   Staff                     45,000
     Other HMOs (11) ............................... Various                    257,000

     * - Includes individuals covered by the Company's HMOs only.

     ** - This company is owned by Blue Cross/Blue Shield of Maryland.

     *** - This company is owned by Blue Cross/Blue Shield of Virginia.

     **** - This company is owned by Blue Cross/Blue Shield of the National Capital Area.

     MAMSI's HMOs compete with other HMOs and insurance companies on the basis of price and range of services offered to enrollees. PHP-MD competes with the same entities and with other IPAs for physician services. PHP-MD believes that the capitation payments it makes to PCPs are competitive. MAMSI believes that the freedom IPA-model HMOs offer their enrollees in choosing their own physicians constitutes a competitive advantage over group or staff model HMOs. The ability to retain and attract enrollees will depend, in part, on how present enrollees assess their benefit packages, quality of service, rates and the HMOs' responsiveness to enrollee needs. Nevertheless, physicians increasingly provide health care services to health care organizations that compete with MAMSI, and this trend may, over time, diminish any competitive advantage presently enjoyed by MAMSI.

     MAMSI subsidiaries  employed approximately 613 full-time  individuals who


     provided marketing services for its HMOs as of December 31, 1995. MAMSI's marketing strategy includes identifying and contacting employers with more than 50 employees in its HMO Service Area in addition to prospecting and telemarketing, employer group consultation, referrals by consultants, and the use of selected brokers. The Company's strategy in 1995 included reducing the use of brokers for new business while increasing its internal sales force. New members acquired by the Company's dedicated sales force accounted for approximately 88% of total new members in 1995.

     RISK MANAGEMENT

     With the exceptions of the large group market and the certain small group markets, OCI uses underwriting criteria as a part of its risk management efforts. Underwriting is the process of analyzing the risk of enrolling employer groups in order to establish an appropriate premium rate. Utilizing underwriting criteria, OCI seeks to avoid contracting with employers that are likely to experience an actuarially higher than expected need for medical care. OCI's use of underwriting techniques is restricted in certain situations by state small group reform legislation (see further discussion under "Government Regulation").

     The Company maintains professional, directors and officers, errors and omissions, general liability and property insurance coverage in amounts believed to be adequate. The Company requires participating hospitals to maintain professional liability coverage and physicians to have
     malpractice   insurance.    A  professional  liability  insurance  policy
     provides coverage in the event that legal action is taken against any entity as a result of medical malpractice committed by a physician.

     In addition, MAMSI's HMOs shift part of the risk of catastrophic losses by maintaining reinsurance coverage for hospital costs. The reinsurer indemnifies 80% of the eligible in and out of service area medical expenses in excess of $200,000 per enrollee per year up to a lifetime maximum of $2,000,000 in eligible medical costs.

     During 1995, PHP-MD generally placed 5% to 15% of the payments due to participating physicians in a Claims Reserve Risk Pool. The Claims Reserve Risk Pool constitutes a financial risk-sharing arrangement among the participating physicians and PHP-MD. Amounts held in the Claims Reserve Risk Pool may be distributed from time to time by PHP-MD to participating physicians if, in the judgment of PHP-MD's Board of Directors, PHP-MD's financial condition permits such distribution. The following table sets forth information regarding the portion of the amount in the Claims Reserve Risk Pool that was distributed to participating physicians in each calendar year.

                           Percentage
                          Distributed
     Year                 to Providers
     ----                 ------------
     1990                     16
     1991                      5
     1992                      4
     1993                     59
     1994                     58
     1995                      4

     GOVERNMENT REGULATION

     MAMSI's HMOs are subject to state and, in some instances, Federal regulation. Among the areas regulated are: (i) premium rate setting;
     (ii) benefits provided; (iii) marketing; (iv) provider contracts; (v) quality assurance and utilization review programs; (vi) adherence to confidentiality and medical records requirements; (vii) enrollment requirements; and (viii) financial reserves and other fiscal solvency requirements.

     Under applicable law, HMOs must generally provide services to enrollees substantially on a fixed, prepaid basis without regard to the actual degree of utilization of services. The Company generally fixes the premiums charged to employers for a 12 month period and revises the premium with each renewal. In setting premiums, the Company forecasts health care utilization rates based on the relevant demographics and also considers competitive conditions and the average number of enrollees in the employer group. In addition to these premiums, enrollees also make copayments to providers as required.

     Although premiums  established may vary  from account to  account through composite  rate factors and special treatment of certain broad classes of


     enrollees, Federal regulations generally prohibit traditional experience rating of accounts on a retrospective basis. Consistent with the practices of other Federally qualified HMOs, M.D. IPA, in some situations, bases the premiums it charges employers in part on the age and sex of the enrolled employees. M.D. IPA believes that its premiums are competitive with other HMOs and health insurers and its health coverage is a better value for members because of the range of physician and hospital selection and other benefits provided.

     M.D. IPA contracts with the Office of Personnel Management ("OPM") to provide or arrange health services under the Federal Employees Health Benefit Program ("FEHBP"). The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. The premiums established under the OPM contract are subject to periodic review and audit to determine if they were established in compliance with the community rating and other requirements under the program.

     MAMSI's HMOs must file periodic reports with, and are subject to periodic review by, state regulatory authorities. Although MAMSI's HMOs are not regulated specifically as insurance companies, they must comply with certain provisions of state insurance laws as well as other laws specifically enacted to regulate HMOs.

     MAMSI Life, the Company's insurance subsidiary, is domiciled in Maryland and is licensed in over 30 states. MAMSI Life is subject to regulation by the department of insurance in each state in which it is licensed. These regulations subject MAMSI Life to extensive review of the terms, administration and marketing of insurance products offered and minimum net worth and deposit requirements. In addition, MAMSI Life is required to file periodic reports and is subject to periodic audits and continuing oversight. The offering of certain new insurance products may require the approval of regulatory agencies.

     The Company's home health care operations are regulated principally in four areas: home health care licensing; certification for participation in private insurance and government reimbursement programs; employee licensure and training requirements; and Federal occupational safety guidelines. The Company believes that it is in compliance with all applicable regulations, which include possessing the required Certificates of Need in all locations in which such certificates are required. Additionally, the Company's infusion business has obtained the necessary licenses and permits to operate as a full service pharmacy.

     MAMSI's customers include employee health benefit plans subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). To the extent that the Company has discretionary authority in the operation of these plans, the Company could be considered a plan fiduciary under ERISA. Plan fiduciaries are barred from engaging in various prohibited transactions, including self-dealing. They are also required to conduct the operations of employee benefit plans in accordance with each plan's terms.

     Due to the continued escalation of health care costs and the inability of many individuals to obtain health care insurance, numerous proposals relating to health care reform have been made, and additional proposals may be introduced, in the United States Congress and the legislatures of the states in which the Company operates or may seek to operate.

     The United States Congress recently passed a budget reconciliation package ("Budget Package") that included provisions reforming the Medicare program. Under the Budget Package, Medicare beneficiaries would be offered a variety of new health care options, including the ability to enroll in private plans, such as HMOs, PPOs, point-of-service plans, medical savings accounts and provider-sponsored organizations. A traditional fee-for-service Medicare program would, however, continue to be offered through HCFA. The Budget Package also amended current laws that prohibit physician self-referral, guard against fraud and abuse and eliminate the requirement that HMOs participating in the Medicare program have membership that is composed of at least 50 percent non-government program beneficiaries. In addition, HMOs would be paid a monthly capitation rate that blends local and national costs with greater weight given to the local component. A floor would be established for payment to rural areas.


     The Budget Package was submitted to President Clinton and was vetoed. Accordingly, the ultimate form in which this legislation will take effect and the impact of this legislation on the Company's business cannot be predicted. Management believes that a portion of the managed care provisions will be included in the final legislation and that programs similar to the Company's Medicare program would be favorably impacted by Medicare reform. It may, however, result in an increase in the number of competitors.

     The Budget Package also aimed to modify the Medicaid program by converting the existing Medicaid program from a federal entitlement into a block grant payment to the states. In addition, federal standards for nursing homes would be revoked and states would have to establish and maintain their own standards. As stated above, ultimate passage of this legislation and the impact that this legislation would have on the Company's business cannot be predicted.

     In recent years, state legislatures in the Company's service area have been active in health care reform legislation targeted at the small group market, i.e., usually for groups of 2 to 50 employees. This small group reform is now in place in Maryland, Virginia, Delaware and North Carolina, but not in Washington, D.C. or West Virginia. Although
     different in many of the details, this type of legislation generally requires all HMOs and insurers that offer small group coverage to accept all small employers who apply for coverage and to guarantee coverage to their employees seeking coverage regardless of their health status. The legislation also requires renewal of these small group employer plans, limits rate renewal increases, mandates adjusted community rating and eliminates pre-existing condition limitations either entirely or within a short period of time, usually six months.

     The Company believes that the current political environment in which it operates will result in continued legislative scrutiny of health care reform and may lead to additional legislative initiatives. The Company is unable to predict the ultimate impact upon the Company of any federal or state restructuring of the health care delivery or health care financing systems, but such changes could have a material adverse impact on the operations and financial condition of the Company.

     The District of Columbia, which has not previously regulated HMOs, has proposed and may enact legislation providing for regulatory oversight similar to that currently provided by other states. The Company does not anticipate any significant negative impact on its operations because of possible new regulatory oversight in the District of Columbia.

     PREFERRED PROVIDER ORGANIZATIONS

     MAMSI offers PPO coverage through two subsidiaries: Alliance PPO, Inc. ("Alliance") and Mid Atlantic Psychiatric Services, Inc. ("MAPSI").

     PPOs allow enrollees to receive care from participating physicians at contractually negotiated rates. A PPO is different from an HMO in that a PPO does not assume any financial risk from medical utilization nor does it process claims payments to providers. All medical charges are passed directly to the payor, which can be either a self-funded employer, a health benefits trust fund or another health insurance company. In return for access to the PPO's network, the PPO charges the employer either a per employee rate or a percentage of the savings of actual claims processed for the services accessed. MAMSI's PPOs provide access to substantially the same provider network as MAMSI's HMOs.

     A PPO operates by being incorporated into an employer's current benefit program, and offers some or all of the following: access to physician, hospital and facility services; utilization management and quality assurance; and claims screening and repricing. The employer determines the level of the benefits and any applicable copayments.

     Alliance  is marketed  primarily through  insurance  companies, insurance brokers,  consultants, third party  administrators ("TPAs"), self-insured
     employers and union trusts.   The advantages of a TPA marketing  approach
     are  minimized  marketing costs  and  maximized  market coverage  through
     established TPA-employer  relationships.   Alliance also  works  directly
     with  employers  and  unions  that  are  self-insured  and  uses   direct
     marketing  efforts.   The  major competition  comes  from other  PPOs and
     individual  insurance  carriers.   At  December  31,  1995, Alliance  had


     contracts with approximately 19,000 employer groups that had access to the entire IPA provider network.

     The MAPSI PPO is comprised of providers specializing in mental health and substance abuse care. MAPSI's products are marketed directly to TPAs, self-insured groups, brokers, indemnity plans, union funds and consultants. In addition, MAPSI contracts with indemnity insurers that want to offer groups a managed care mental health product. MAPSI believes it has a competitive advantage with its unique mental health screening process that offers the employer the benefit of enhanced coordinated treatment for employees as well as increased cost savings. MAPSI's major competitors include CMG Health, Inc., Green Spring Mental Health and MCC Inc. At December 31, 1995, MAPSI had a provider network of approximately 2,600 psychiatrists, psychologists, social workers, and other affiliated licensed mental health providers.

     Alliance and MAPSI are most often marketed jointly and the prospective purchaser usually also purchases the MAPSI PPO if the Alliance PPO is purchased. The total number of lives covered under one or both of these PPO products as of December 31, 1995 was approximately 825,000.

     PPOs are not subject to HMO regulations by virtue of their business. However, PPOs are subject to certain state regulations governing the provision of PPO services such as mandatory state registration. It is possible that PPOs may be subject to increased regulatory oversight in the future.

     OTHER PRODUCTS

     MAMSI Life currently underwrites the indemnity coverage of the HMO's preferred plans in addition to offering stand-alone indemnity health and dental insurance, aggregate and specific stop loss insurance for self-insured groups, and group life, accidental death and short-term disability policies. In addition, in 1995 MAMSI Life began providing an administrative services only ("ASO") product to the State of Maryland. ASO business consists of allowing access to MAMSI's provider network, without gatekeeper PCPs, and the payment of claims. MAMSI has no insurance risk on this product. MAMSI Life holds insurance licenses in over 30 jurisdictions including Maryland, Virginia, the District of Columbia, West Virginia, Delaware and North Carolina. MAMSI Life also became licensed in Pennsylvania in 1995.

     On October 7, 1994, MAMSI acquired all of the outstanding stock of HomeCall and its wholly owned subsidiary, FirstCall, Inc. ("FirstCall"), for approximately $10 million, including direct expenses. HomeCall is a state licensed, Medicare certified home health agency. The combined operations of HomeCall and FirstCall include 16 branch locations that serve virtually all of Maryland, the District of Columbia, Northern Virginia and the Panhandle area of West Virginia.

     Also during the fourth quarter of 1994, the Company formed a home infusion services company, HomeCall Infusion Services, Inc. ("HIS"), which received its pharmacy license in 1994 and its Federal license from the Drug Enforcement Agency in 1995.

     Homecall, FirstCall and HIS provide services that are generally lower cost alternatives to institutional treatment and care. The Company believes that it will provide better care to its members and reduce its medical costs by substituting, where medically appropriate, in-home medical treatment for treatment in an institutional setting.

     Medical services provided by HomeCall, FirstCall and HIS include skilled nursing, high tech nursing in support of infusion therapy, maternal/infant nursing, physical, speech and occupational therapy, medical social work, nutrition consultation and home health care aides. Medical services provided by HIS include a comprehensive range of in home drug infusion therapies as well as the delivery of infusion ready drugs for physician office based infusion therapy.

     In addition to providing in-home medical care to the Company's members, HomeCall, FirstCall and HIS will continue to provide services to other payors, including insurance companies, other HMOs and individuals.

     The Company also has  an equity interest in an ambulatory  surgery center


     located  in Rockville, Maryland.   The surgery center conducts outpatient
     surgery and services to HMO enrollees and other patients.

     A summary of MAMSI's membership enrollment in all product lines is as follows:

                                     MEMBERSHIP DATA AT DECEMBER 31
                                    ---------------------------------
     PRODUCT LINE                     1993        1994        1995
     ------------                   ---------------------------------
                                              (in thousands)
     Commercial HMO (1)               382.6       393.2       430.1
     Hybrid HMO (2)                    48.7        82.5        94.5
     Medicaid                           8.7        28.0        91.0
     Medicare                            --          .3         6.0
     Indemnity                           --         4.0        23.6
     ASO (3)                             --          --        13.2
                                    -------     -------     -------
                                      440.0       508.0       658.4
     PPO (4)                          510.0       698.0       825.0
                                    -------     -------     -------
     Total Membership                 950.0     1,206.0     1,483.4
                                    =======     =======     =======

     (1)  Commercial  HMO   includes  traditional  HMO   and  point-of-service
     members.

     (2) Hybrid HMO includes any business that uses MAMSI's network and gatekeeper PCPs, utilization management services, claims adjudication and payment services and that has a self-funded component. Generally, these products include specific and/or aggregate stop loss provisions.

     (3)  ASO   includes  administrative   services  only   business   without
     gatekeeper PCPs and no assumption of insurance risk by any MAMSI affiliate.

     (4) PPO includes all business whereby access is granted to MAMSI's provider network. MAMSI assumes no risk and does not provide claims payment services on this business.

     INVESTMENTS

     The majority of the Company's investments are held by its state regulated entities to provide capital for those entities' operations and to satisfy capital, surplus and deposit requirements of the HMO and insurance laws of the various states in which the Company is licensed. HMO and insurance laws generally protect consumers of insurance products with one of the principal focuses being on financial solvency of the company's underwriting insurance risk. These laws and regulations limit the types of investments that can be made by the regulated entities with appropriate investments being deemed "admitted assets." Admitted assets are those assets that can be used to fulfill capital and surplus requirements. The Company's current investment policy generally prohibits investments that would be "non-admitted" for statutory reporting purposes. The Company has no investments in derivative financial instruments and has no current intention of owning such investments.


     EMPLOYEES

     As of December 31, 1995, the Company had a total of 2,374 employees, including 1,839 full-time and 535 part-time employees. MAMSI's home health care subsidiaries employed 799 of these employees (394 on a full-time basis and 405 on a part-time basis). None of the Company's employees are covered by a collective bargaining agreement and the Company has not experienced any work stoppage since its inception. The Company believes that it has a good relationship with its employees.


     ITEM 2. PROPERTIES

     To accommodate the Company's rapid growth, the Company has purchased six office buildings since 1988. These buildings are all located in
     Rockville, Maryland and total approximately 244,000 square feet of office and warehouse space. The Company's headquarters is located at 4 Taft Court, Rockville, Maryland 20850.

     In addition, the Company leases approximately 176,000 square feet of office space and approximately 5,200 square feet of warehouse space in various locations within its service areas to support sales and administrative operations.


     ITEM 3. LEGAL PROCEEDINGS

     During the third quarter of 1995, certain shareholders of MAMSI filed lawsuits in the United States District Court for the District of Maryland against MAMSI and certain current and former directors and officers. (Ivan D. Wesley, et al. v. Mid Atlantic Medical Services, Inc., et al., No. PJM-95-2098; Charles Rittenberg v. Mid Atlantic Medical Services, Inc., et al., No. PJM-95-2319; Joseph J. Szlavik v. Mid Atlantic Medical Services, Inc., et al., No. PJM-95-2346; and Robert
     V. Bruchs Trust v. Mid Atlantic Medical Services, Inc., et al., No. JFM 95-2763.) These actions have been consolidated and, on November 1, 1995, a consolidated Amended Class Action Complaint was filed on behalf of all plaintiffs under the caption In Re Mid Atlantic Medical Services, Inc. Securities Litigation, No. PJM 95-2098. The amended complaint alleges that MAMSI is liable under Section 10(b) of the Securities
     Exchange Act of 1934 and Rule 10b-5 thereunder for its failure to disclose in a timely fashion that it had been denied accreditation by the NCQA and that the officers and directors named as defendants are liable under Section 10(b) and Rule 10b-5, directly and as controlling persons of MAMSI, for the failure to disclose. Plaintiffs seek to represent a class of all persons who purchased the common stock of MAMSI from March 1, 1995 through June 15, 1995. The Court has set a discovery schedule, and has set a trial date of December 2, 1996. Currently, the parties have undertaken limited discovery. The Company is not able to predict the probability of a favorable or unfavorable outcome or the amount of potential loss, in the event of an unfavorable outcome. MAMSI believes it has meritorious defenses to the claims raised in the Amended Complaint and intends to defend the action vigorously.

     The staff of the Securities and Exchange Commission has asked MAMSI to provide certain information relating to the denial of accreditation by the NCQA and to sales of stock by certain officers and directors prior to the announcement of the NCQA's action. MAMSI has voluntarily complied with the Commission's requests.

     The Company is involved in various other legal actions arising in the normal course of business, some of which seek substantial monetary damages. After review, including consultation with legal counsel, management believes that any ultimate liability in excess of amounts accrued for these other actions will not materially affect the Company's consolidated financial position or results of operation.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for shareholder vote in the fourth quarter of 1995.

                                      Part II

     ITEM  5. MARKET  FOR REGISTRANT'S  COMMON EQUITY AND  RELATED STOCKHOLDER
     MATTERS

     The Company's common stock is currently listed on the New York Stock Exchange ("NYSE") under the trading symbol MME. Prior to September 29, 1994, the common stock of the Company was listed on the Nasdaq National Market System under the trading symbol MAMS. The following table sets forth for the indicated periods the high and low reported sale prices (adjusted for stock dividends; see Note 12 to the consolidated financial statements) of the common stock as furnished by the NYSE and Nasdaq.

                                          1995                     1994
                                    HIGH        LOW          HIGH        LOW
                                   -----------------        -----------------
     First Quarter                 $26.13     $19.75        $22.50     $12.06
     Second Quarter                 25.00      16.63         28.31      18.13
     Third Quarter                  21.00      17.13         30.13      18.44
     Fourth Quarter                 25.13      17.50         30.25      18.75

     The Company has never paid any cash dividends on its common stock and presently anticipates that no cash dividends will be declared in the foreseeable future. Any dividends will depend on future earnings, the financial condition of the Company and regulatory requirements.

     As of February 28, 1996, there were approximately 747 stockholders of record of the Company's common stock.

     ITEM 6. SELECTED FINANCIAL DATA

                                                                       Year Ended December 31,
                                                  1995           1994           1993           1992           1991
                                                  ----           ----           ----           ----           ----
                                                                 (in thousands except share amounts)
     SELECTED INCOME STATEMENT DATA

     Revenue                                  $ 955,395     $  749,898     $  648,225     $  582,489     $  400,370
     Expense                                    859,055        663,343        605,779        561,176        385,813
     Income before income tax and cumulative
       effect of accounting change               96,340         86,555         42,446         21,313         14,557
     Income before cumulative effect
       of accounting change                      61,124         54,530         25,496         13,460          9,687
     Net income                                  61,124         54,530         24,833         13,460          9,687

     Earnings per common and common
       equivalent share (1):

       Income before cumulative effect of
         accounting change                         1.28           1.15           0.57           0.31           0.23
       Net income (2)                              1.28           1.15           0.55           0.31           0.23

     Weighted average common and
       common equivalent shares
       outstanding (1)                       47,908,379     47,370,211     45,109,230     43,067,144     42,852,570

     SELECTED BALANCE SHEET DATA (AT DECEMBER 31)

     Working capital                            153,668         91,983         39,758          9,722          8,335
     Total assets                               354,182        268,522        189,561        130,356        100,779
     Long-term debt                                 194          5,331          5,763          6,416          7,064
     Stockholders' equity                       217,216        141,326         71,963         40,389         24,859
     Cash dividends per common share (3)            ---            ---            ---            ---            ---

     KEY RATIOS

     Medical loss ratio                           81.9%          80.8%          86.3%          89.9%          90.1%
     Administrative expense ratio                 10.6%           9.4%           8.3%           7.4%           7.3%
     Net income margin                             6.4%           7.3%           3.9%           2.3%           2.4%

     OPERATING DATA

     Annualized hospital days per
       1,000 enrollees:
       All products and health services             313            312            321            326            336
       HMO only (4)                                 222            238            251            281            281
       Medicare                                   2,531            ---            ---            ---            ---
       Medicaid                                     405            466            ---            ---            ---

     Annualized hospital admissions per
       1,000 enrollees                               80             76             69             71             69

     HMO, hybrid, ASO and indemnity
       health enrollees at year end             658,000        508,000        440,000        448,000        386,000


     PPO enrollees at year end                  825,000        698,000        510,000        327,000        205,000

     Participating providers at year end         21,077         16,950         15,500         11,900         10,000

     Notes

     1. Earnings per common share are computed after giving effect to dilutive stock options. All per share amounts and weighted average common and common equivalent shares have been adjusted to reflect all stock dividends on a retroactive basis. See Note 12 to the consolidated financial statements.

     2. See Note 8 to the consolidated financial statements.

     3. MAMSI has not declared or paid cash dividends on its common stock.

     4. Days are presented exclusive of skilled nursing, neonatal intensive care and psychiatric inpatient care.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     FORWARD-LOOKING INFORMATION

     All forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is based on management's current knowledge of factors affecting MAMSI's business. MAMSI's actual results may differ materially if these assumptions prove invalid. Significant risk factors, while not all inclusive, are:

     1. The possibility of increasing price competition in the Company's market place.

     2. The possibility of state or Federal budget related mandates that reduce premiums for Medicaid or Medicare recipients.

     3. The potential for increased medical expenses due to:
        - Increased utilization by the Company's membership.
        - Inflation of costs in the provider community.
        - Federal or state mandates that increase benefits.

     4. The possibility that the Company is not able to expand its service territory as planned due to regulatory delays and/or inability to contract with appropriate providers.

     GENERAL

     During the three year period ended December 31, 1995, MAMSI and its subsidiaries (the "Company") have experienced substantial revenue growth due to increased HMO and PPO membership. The Company has achieved its membership growth by expanding its product line, which includes point-of-service, small group, indemnity health, hybrid products, Medicaid and Medicare products and through expansion into new geographic markets. Premium rates during this time have remained at or near competitive levels for the Company's marketplace. Operating margins have remained positive due to the control of medical expenses and, accordingly, profits and earnings per share have increased. The Company currently anticipates that there may be slight increases in premium rates during 1996 and that the Company's operating margins will remain stable. This is a forward-looking statement, and the Company's actual operating margins may differ from management's current expectation due to risk factors which may affect either the Company's revenues or expenses. See "Forward-Looking Information" above for a description of these risk factors.

     The Company generally receives a fixed premium amount per member per month while the majority of medical expenses are variable and significantly affected by spontaneous member utilization. Even with managed care controls, unusual medical conditions can occur, such as an outbreak of influenza or a higher than normal incidence of high cost cases (such as premature births, complex surgeries, or rare diseases). As a result, the Company's quarterly results can be materially affected and irregular. However, over the longer business cycle, the Company believes that its managed care control systems, underwriting procedures (when allowed) and network of providers will result in continued strong profitability.


     The  United  States  Congress  recently passed  a  budget  reconciliation package ("Budget Package") that included provisions reforming the Medicare program. Under the Budget Package, Medicare beneficiaries would be offered a variety of new health care options, including the ability to enroll in private plans, such as HMOs, PPOs, point-of-service plans, medical savings accounts and provider-sponsored organizations. A traditional fee-for-service Medicare program would, however, continue to be offered through the Health Care Financing Administration. The Budget Package also amended current laws that prohibit physician self-referral, guard against fraud and abuse and eliminate the requirement that HMOs participating in the Medicare program have membership that is composed of at least 50 percent non-government program beneficiaries. In addition, HMOs would be paid a monthly capitation rate that blends local and national costs with greater weight given to the local component. A floor would be established for payment to rural areas.

     The Budget Package was submitted to President Clinton and was vetoed. Accordingly, the ultimate form in which this legislation will take effect and the impact of this legislation on the Company's business cannot be predicted. Management believes that a portion of the managed care provisions will be included in the final legislation and that programs similar to the Company's Medicare program would be favorably impacted by Medicare reform. It may, however, result in an increase in the number of competitors.

     The Budget Package also aimed to modify the Medicaid program by converting the existing Medicaid program from a federal entitlement into a block grant payment to the states. In addition, federal standards for nursing homes would be revoked and states would have to establish and maintain their own standards. As stated above, ultimate passage of this legislation and the impact that this legislation would have on the Company's business cannot be predicted.

     In recent years, state legislatures in the Company's service area have been active in health care reform legislation targeted at the small group market, i.e., usually for groups of 2 to 50 employees. This small group reform is now in place in Maryland, Virginia, Delaware and North Carolina, but not in Washington, D.C. or West Virginia. Although
     different in many of the details, this type of legislation generally requires all HMOs and insurers that offer small group coverage to accept all small employers who apply for coverage and to guarantee coverage to their employees seeking coverage regardless of their health status. The legislation also requires renewal of these small group employer plans, limits rate renewal increases, mandates adjusted community rating and eliminates pre-existing condition limitations either entirely or within a short period of time, usually six months.

     The Company believes that the current political environment in which it operates will result in continued legislative scrutiny of health care reform and may lead to additional legislative initiatives. The Company is unable to predict the ultimate impact upon the Company of any federal or state restructuring of the health care delivery or health care financing systems, but such changes could have a material adverse impact on the operations and financial condition of the Company.

     The District of Columbia, which has not previously regulated HMOs, has proposed and may enact legislation providing for regulatory oversight similar to that currently provided by other states. The Company does not anticipate any significant negative impact on its operations because of possible new regulatory oversight in the District of Columbia.

     -----------------------------------------------------------------------
     THE YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR  ENDED DECEMBER 31,
     1994
     -----------------------------------------------------------------------

     RESULTS OF OPERATIONS

     Consolidated  net income for the  Company was $61,124,000 and $54,530,000 in 1995 and 1994, respectively, an  increase of 12 percent.  Earnings per share on net income increased 11  percent from $1.15 in 1994 to  $1.28 in
     1995.   All earnings per  share amounts reflect  the 100%  stock dividend paid to stockholders  on August 5, 1994 (see Note  12 to the consolidated
     financial   statements).     The  increase   in  earnings   is  primarily


     attributable to an increase in membership, increased investment income from higher invested balances and realized gains, and a reduction in per member per month medical expenses (principally due to a reduction in the return of physician withhold), partially offset by a reduction in premiums per enrollee and an increase in administrative expenses principally due to additions to the Company's internal sales force, expansion into new geographic territories and the operations of the home health care subsidiaries that were purchased in late 1994.

     Revenue in 1995 increased 27 percent to $955.4 million from $749.9 million in 1994. A 27 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $197.2 million in health premium revenue and a 2 percent decrease in average premiums per HMO and indemnity enrollee reduced health premium revenue by approximately $18.2 million. Health premiums per enrollee have declined due to the combined effects of an increasing relative percentage of Virginia Medicaid HMO members with lower per enrollee revenues and the volatility of revenues from groups with alternative funding arrangements (i.e., revenues vary in a more direct way with medical expense) coupled with management's plan to price its commercial products competitively (see Note 1 to the consolidated financial statements). Although health premiums per member declined in the current period as compared to the prior year period, management does not believe that future periods will necessarily follow this pattern. This is a forward-looking statement. See "Forward-Looking Information" above for a description of the risk factors that may affect health premiums per member.

     Fee and other revenue increased $5.6 million or 57 percent primarily due to membership increases in PPO and administrative services only ("ASO") products. Total PPO and ASO membership grew from 698,000 at December 31, 1994 to 838,200 at December 31, 1995, an increase of 20 percent. Service revenue from the Company's home health care subsidiaries contributed $18.9 million in revenue in 1995, and the introduction of indemnity life, accidental death and disability products in 1995 contributed $1.4 million in revenue.

     The Company currently has one of the largest HMO and managed care enrollments in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia, and certain parts of West Virginia and North Carolina), and also the largest network of contract providers of medical care. Because of the full range of managed care products, service reputation, strong provider delivery system, trained sales force, and competitive premiums, management believes that the Company will continue to increase its membership in 1996. Management's goal is to increase membership in all products by 25 percent to 35 percent in 1996. This is a forward-looking statement, and the actual membership may differ from management's current expectation due to risk factors such as increased competition in the Company's service area. See "Forward-Looking Information" above for a description of these risk factors.

     In 1993, MAMSI invited the National Committee for Quality Assurance ("NCQA"), a private, non-profit organization, to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation is a voluntary process. The Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. MAMSI believes that it has adopted methodologies and programs designed to respond to the concerns and questions raised in NCQA's assessment. The Company currently believes that, based on its success with large group sales since the denial of accreditation, the failure to receive NCQA accreditation has not had a significant adverse effect on its business or financial condition. It is MAMSI's intention to request the NCQA to review its current methodologies sometime in 1996. Although the Company believes that the likelihood of NCQA accreditation is high, there can be no assurance that accreditation will be received or that MAMSI will not experience disenrollment if accreditation is not ultimately received.


     The Company's home health care and home infusion subsidiaries underwent voluntary accreditation review by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") during 1995. Full accreditation status was awarded as a result of this process.

     Medical expenses as a percentage of premium revenue ("medical loss ratio") increased to 81.9 percent in 1995 as compared to 80.8 percent in 1994, principally due to a decrease in average premiums per enrollee and also higher than anticipated medical expenses in the Company's Medicare risk product. On a per member per month basis, medical expenses declined approximately .6 percent over the same period due to a reduction in the return of physician withhold and offset by higher member utilization, particularly in the Medicare product. Management does not believe that this necessarily represents a sustainable trend. Total medical costs may increase in future periods due to inflationary pressures, governmentally mandated benefit increases and/or the Company may experience increased utilization by its membership.

     Over the past two years, the Company has achieved year-over-year reductions in per member per month medical expenses. In order to continue to reimburse providers at a fair level in a manner consistent with the current medical environment, the Company implemented the Medicare Resource Based Relative Value Scale methodology of provider reimbursement effective July 1, 1995. This methodology, which applies generally to specialist health claims, has resulted in the lowering of some reimbursement levels, mainly those having to do with office and hospital-based procedures, while increasing payments for many evaluation and management tasks. Management believes that this change will allow the Company to continue to be competitive within its marketplace.

     Administrative expenses as a percentage of revenue ("administrative expense ratio") increased to 10.6 percent in 1995 as compared to 9.4 percent in 1994. Administrative expenses increased 43 percent, from $70.5 million in 1994 to $100.8 million in 1995. The increase in the administrative expense ratio is primarily attributable to expenses of the Company's home health care subsidiaries, which were purchased in late 1994, the Company's territorial expansion into additional service areas within currently served states as well as into the new states of North Carolina (approved), South Carolina (pending), and Pennsylvania (pending), the continued implementation of its plan to significantly increase its employee sales force and the higher costs of administering the Medicaid product, which became a more significant line of business for the Company in 1995.

     Investment income increased $5.4 million or 81 percent primarily due to significantly greater invested balances and an increase in realized gains on sales of marketable equity securities.

     Deferred tax assets are recognized for deductible temporary differences that, in management's opinion, are more likely than not to be realized in the current or future periods. The Company's history of operating revenue and income growth, and expectation of future operating income, provides strong positive evidence that these deferred tax assets will be realized. A valuation allowance has been recorded for net operating loss carryforwards generated by certain subsidiaries that are not deductible on a consolidated tax return. Management intends to continue to monitor the realizability of deferred tax assets in light of future circumstances and assess the reasonableness of the valuation allowance on a quarterly basis.

     The net margin rate decreased from 7.3 percent in 1994 to 6.4 percent  in
     1995.   This decrease is primarily due  to lower premium rates on certain products and increased administrative expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is not capital intensive and the majority of the Company's expenses are payments to health care providers, which generally vary in direct proportion to the premium revenues received by the Company. Although medical utilization rates vary by season, the payments for such expenses lag behind cash inflow from premiums because of the lag in provider billing procedures. In the past, the Company's cash requirements have been met principally from operating cash flow and it is anticipated that this source will continue to be sufficient in the future.


     Cash and short-term investments increased from $154.0 million at December 31, 1994 to $215.6 million at December 31, 1995, primarily due to operating profits and proceeds from the exercise of employee stock options. Accounts receivable increased from $37.0 million at December
     31, 1994 to $61.3 million at December 31, 1995, primarily due to the significant increase in membership during 1995 and also an increase in medical recoverable receivables related to new products.

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). Statement No. 115 requires that investments in all debt securities plus equity securities with readily determinable fair values be classified into categories, which then establish the appropriate accounting treatment. At January 1, 1994, the Company's entire short-term investment portfolio was classified as available-for-sale and, as a result, the net unrealized gain associated with these securities of $1.1 million, net of tax, was recorded as a separate component of stockholders' equity. Also on the same date, the Company's statutory deposits, which consist of investments held in custodial accounts by state regulatory agencies, were classified as held-to-maturity and will continue to be carried at amortized cost.

     Short-term investments are marked to market at the end of every quarter and the resulting unrealized gain or loss is reflected in the ending stockholders' equity balance. Accordingly, stockholders' equity at December 31, 1995 reflects an unrealized gain of $1.5 million, net of tax, on the Company's short-term investments primarily due to significant gains during the year in national equity markets plus the impact of falling interest rates on the market value of the Company's debt securities.

     Net deferred income taxes decreased from $14.0 million at December 31, 1994 to $6.5 million at December 31, 1995, principally due to a change in the tax filing status of certain subsidiary corporations, which impacted the calculation of certain deductible temporary differences, and also the effect of the tax recognized for unrealized gains and losses on the Company's short-term investments.

     Medical claims payable increased from $85.0 million at December 31, 1994 to $108.5 million at December 31, 1995, primarily due to the significant increase in membership and related claim volume during 1995.

     Long-term debt decreased from $5.3 million at December 31, 1994 to $.2 million at December 31, 1995, primarily due to the payoff of the Company's mortgage note payable without prepayment penalty. The Company has access to total revolving credit facilities of $10.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At December 31, 1995, approximately $1.65 million was drawn against the lines-of-credit and approximately $469,000 was outstanding in letters-of-credit.

     Additional paid-in capital increased from $29.4 million at December 31, 1994 to $40.4 million at December 31, 1995, due to proceeds from the exercise and related tax benefits of stock options.

     Following is a schedule of the short-term capital resources available to the Company:

                                                          December 31
     (in thousands)                                    1995          1994
                                                    ------------------------
     Cash and cash equivalents                            $   10,874         $
     17,054
     Short-term investments                           204,734        136,901
     Working capital advances to Maryland
       hospitals                                        4,053          3,982
                                                     --------       --------
     Total available liquid assets                    219,661        157,937
     Credit line availability                           7,880          8,452
                                                     --------       --------
     Total short-term capital resources             $ 227,541      $ 166,389
                                                     ========       ========

     Certain MAMSI subsidiaries that are subject to regulation by state insurance departments must notify state regulators before the payment of any dividends to MAMSI and, in certain circumstances, must receive positive affirmation prior to such payment. Due to the substantial statutory net worth of these subsidiaries, the Company does not perceive these requirements to be a significant restriction on its ability to pay future dividends.


     The  Company does not anticipate  any adverse impact  on future liquidity
     due   to  medical   malpractice  issues   because  the   Company  carries
     substantial professional liability insurance.

     The Company believes that the cash flow generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations. In October 1995, MAMSI announced the approval of a stock repurchase program. Under this program, MAMSI may currently expend up to $60 million (including brokerage commissions) to repurchase shares of its common stock over a twelve month period at prices not to exceed $24.00 per share. At December 31, 1995, no shares of common stock had been repurchased under this program. This program will be financed through cash flow from the Company's operations. Other capital expenditures will be made over the next year to enhance the Company's computer systems, to establish additional sales offices and to make necessary improvements to existing administrative offices.

     -----------------------------------------------------------------------
     THE YEAR ENDED DECEMBER 31, 1994 COMPARED TO THE YEAR  ENDED DECEMBER 31,
     1993
     -----------------------------------------------------------------------

     RESULTS OF OPERATIONS

     For the year ended December 31, 1994, the Company had $54,530,000 in consolidated net income compared to $24,833,000 for the year ended December 31, 1993, an increase of 120 percent. The increase in earnings is attributable to an increase in membership and per member per month premiums and a significant reduction in the medical loss ratio over the prior year, partially offset by an increase in the administrative expense ratio.

     Revenues for 1994 increased 16 percent to $749.9 million from $648.2 million in 1993. An 8 percent increase in average HMO enrollment resulted in approximately a $48.1 million increase in premium revenue and a 6 percent increase in average premiums per enrollee contributed $40.8 million in premium revenue. Premiums per enrollee were higher in 1994 due to a combination of premium price increases and membership gains in certain higher-priced benefit packages. Fee revenues from PPO products and other service fees, including revenue from MAMSI's home health care subsidiary that was acquired in October 1994, increased approximately $8.7 million or 148 percent.

     The medical loss ratio for 1994 decreased to 80.8 percent from 86.3 percent in 1993 and, on a per member per month basis, medical expenses decreased .5 percent. This decrease in the medical loss ratio reflects higher premiums, a reduction in membership utilization levels in 1994 and the efficacy of managed care controls developed and expanded by the Company over the preceding three years.

     The  administrative expense ratio increased  from 8.3 percent  in 1993 to
     9.4 percent in 1994. The increase in the administrative expense ratio is primarily attributable to increased sales, marketing and advertising expenses and the development of new products and territories.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the new rules, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. The cumulative effect of the change for the year ended December 31, 1993 reduced net income by approximately $663,000 or $.02 per share.

     The net margin rate increased from 3.9 percent in 1993 to 7.3 percent in 1994. This increase is primarily due to medical expenses rising at a lesser rate than premium revenues, partially offset by an increase in administrative expenses.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              PAGE
                                                                       ----
     Consolidated Balance Sheets as of December 31, 1995 and 1994 ...    25
     Consolidated Statements of Income for the years ended
       December 31, 1995, 1994 and 1993 .............................    26
     Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1995, 1994 and 1993 .........    27
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993 .............................    28
     Notes to Consolidated Financial Statements .....................    29
     Report of Ernst & Young LLP Independent Auditors ...............    43
     Selected Quarterly Financial Data for Fiscal Years 1995
       and 1994 (Unaudited) .........................................    44

                               Mid Atlantic Medical Services, Inc.
                                  Consolidated Balance Sheets

                                                                       December 31,
     (in thousands except share amounts)                          1995              1994
                                                               ----------        ----------
     ASSETS
     Current assets
       Cash and cash equivalents                               $   10,874        $   17,054
       Short-term investments (Note 2)                            204,734           136,901
       Accounts receivable, net (Note 3)                           61,263            37,031
       Prepaid expenses, advances and other                         8,974             5,743
       Deferred income taxes (Note 8)                               4,379            15,540
                                                                 --------          --------
         Total current assets                                     290,224           212,269

     Property and equipment, net (Note 4)                          38,704            33,668
     Statutory deposits (Note 2)                                   10,543             9,877
     Other assets                                                  11,373            12,708
     Deferred income taxes (Note 8)                                 3,338
                                                                 --------          --------
         Total assets                                           $ 354,182         $ 268,522
                                                                 ========          ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Notes payable (Note 5)                                   $     210         $     726
       Short-term borrowings (Note 5)                               1,651             1,048
       Accounts payable                                            15,075            17,565
       Income taxes payable (Note 8)                                                  2,589
       Medical claims payable, net (Note 6)                       108,490            85,014
       Deferred premium revenue                                    10,125            13,344
       Deferred income taxes (Note 8)                               1,005
                                                                 --------          --------
         Total current liabilities                                136,556           120,286

     Notes payable (Note 5)                                           194             5,331
     Deferred income taxes (Note 8)                                   216             1,579
                                                                 --------          --------
         Total liabilities                                        136,966           127,196

     Stockholders' equity (Notes 11, 12 and 14)
       Common stock, $0.01 par, 100,000,000 shares authorized,
       46,631,327 issued and 46,585,387 outstanding at
       December 31, 1995; 45,663,527 issued and 45,617,587
       outstanding at December 31, 1994                               466               456
     Additional paid-in capital                                    40,374            29,431
     Treasury stock                                                   (33)              (33)
     Unrealized gains and (losses) on investments, net of tax
       of $1,004 and $(1,490) (Note 2)                              1,535            (2,278)
     Retained earnings                                            174,874           113,750
                                                                 --------          --------
         Total stockholders' equity                               217,216           141,326
                                                                 --------          --------
         Total liabilities and stockholders' equity             $ 354,182         $ 268,522
                                                                 ========          ========
     The accompanying notes are an integral part of these consolidated financial statements.
     /TABLE

                               Mid Atlantic Medical Services, Inc.
                                Consolidated Statements of Income

                                                                                            Year Ended December 31,
     (in thousands except share amounts)                                           1995            1994            1993
                                                                                ----------      ----------      ----------
     Revenue
       Health premium                                                           $  907,694      $  728,743      $  639,875
       Fee and other                                                                15,334           9,760           5,845
       Life, accidental death and disability premium                                 1,449
       Home health services                                                         18,910           4,745
       Investment                                                                   12,008           6,650           2,505
                                                                                 ---------       ---------       ---------
     Total revenue                                                                 955,395         749,898         648,225
                                                                                 ---------       ---------       ---------
     Expense
       Medical expense
         Referral and ancillary care (Notes 9 and 10)                              320,412         271,042         249,750
         Hospitalization, net of coordination of benefits                          247,870         191,902         185,422
         Primary care (Notes 9 and 10)                                              93,320          70,960          64,546
         Prescription drugs                                                         80,438          56,246          51,903
         Reinsurance premiums, net (Note 7)                                          1,587          (1,160)            584
                                                                                 ---------       ---------       ---------
                                                                                   743,627         588,990         552,205
                                                                                 ---------       ---------       ---------
       Life, accidental death and disability settlements                               934
                                                                                 ---------       ---------       ---------
       Home health patient services                                                 13,684           3,817
                                                                                 ---------       ---------       ---------
       Administrative expense
         Salaries and benefits                                                      63,194          42,740          34,188
         Promotion and advertising                                                   3,246           4,504           1,670
         Facilities, maintenance and supplies                                       19,134          11,990          10,081
         Professional services                                                       3,717           2,701           2,092
         Other (including interest expense of $1,010, $1,208 and $781)              11,519           8,601           5,543
                                                                                 ---------       ---------       ---------
                                                                                   100,810          70,536          53,574
                                                                                 ---------       ---------       ---------
     Total expense                                                                 859,055         663,343         605,779
                                                                                 ---------       ---------       ---------
     Income before income taxes and cumulative effect of accounting change          96,340          86,555          42,446
     Provision for income taxes (Note 8)                                           (35,216)        (32,025)        (16,950)
                                                                                 ---------       ---------       ---------
     Income before cumulative effect of accounting change                           61,124          54,530          25,496
     Cumulative effect as of December 31, 1992 of change
       in method of accounting for income taxes (Note 8)                                                              (663)
                                                                                 ---------       ---------       ---------
     Net Income                                                                 $   61,124      $   54,530      $   24,833
                                                                                 =========       =========       =========
     Earnings per common and common equivalent share (Notes 11 and 12):
     Income before cumulative effect of accounting change                       $     1.28      $     1.15      $      .57
     Cumulative effect of accounting change                                                                           (.02)
                                                                                 ---------       ---------       ---------
     Net Income                                                                 $     1.28      $     1.15      $      .55
                                                                                 =========       =========       =========
     Weighted average common and common equivalent shares outstanding (Note 12) 47,908,379      47,370,211      45,109,230
                                                                                ==========      ==========      ==========


     The accompanying notes are an integral part of these consolidated financial statements.
     /TABLE

                               Mid Atlantic Medical Services, Inc.
                  Consolidated Statements of Changes in Stockholders' Equity

                                              Common      Additional                  Unrealized
                                               Stock        Paid-In      Treasury      Gains and      Retained
     (in thousands except share amounts)     $0.01 Par      Capital        Stock       (Losses)       Earnings       Total
                                             ---------     ---------     ---------     ---------     ---------     ---------
     Balance, December 31, 1992              $     143     $   5,889     $     (30)                  $  34,387     $  40,389

     Exercise of stock options for
       1,212,050 shares of MAMSI
       common stock                                  4         3,198                                                   3,202
     Recognition of the granting of
       non-qualified stock options                             1,957                                                   1,957
     Stock option tax benefit                                  1,584                                                   1,584
     50% stock dividend ($2 paid in
       lieu of fractional shares)                   73           (75)                                                     (2)
     Net income                                                                                         24,833        24,833
                                              --------      --------      --------      --------      --------      --------
     Balance, December 31, 1993                    220        12,553           (30)                     59,220        71,963

     Adjustment to beginning balance
       for change in accounting
       method, net of tax of $718
         (Note 2)                                                                      $   1,099                       1,099
     Exercise of stock options for
       1,520,975 shares of MAMSI
       common stock                                 10         6,127                                                   6,137
     Stock option tax benefit                                 10,973                                                  10,973
     100% stock dividend                           226          (226)
     Change in unrealized gains
       and (losses), net of tax
       benefit of $2,208                                                                  (3,377)                     (3,377)
     Other                                                         4            (3)                                        1
     Net income                                                                                         54,530        54,530
                                              --------      --------      --------      --------      --------      --------
     Balance, December 31, 1994                    456        29,431           (33)       (2,278)      113,750       141,326

     Exercise of stock options for
       967,800 shares of MAMSI
       common stock                                 10         4,533                                                   4,543
     Stock option tax benefit                                  6,410                                                   6,410
     Change in unrealized gains
       and (losses), net of tax
       of $2,494                                                                           3,813                       3,813
     Net income                                                                                         61,124        61,124
                                              --------      --------      --------      --------      --------      --------
     Balance, December 31, 1995              $     466     $  40,374     $     (33)    $   1,535     $ 174,874     $ 217,216
                                              ========      ========      ========      ========      ========      ========
     The accompanying notes are an integral part of these consolidated financial statements.
     /TABLE

                               Mid Atlantic Medical Services, Inc.
                              Consolidated Statements of Cash Flows

                                                                                          Year Ended December 31,
     (in thousands)                                                                1995            1994            1993
                                                                                ---------       ---------       ---------
     Cash flows from operating activities:
       Net income                                                               $  61,124       $  54,530       $  24,833
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                6,026           4,225           3,702
       Provision for bad debts                                                         47             370           1,018
       Provision for deferred income taxes                                          4,971          (2,435)         (1,868)
       Loss on sale and disposal of assets                                             78           1,126             993
       Cumulative effect of change in accounting principle                                                            663
       Recognition of the granting of non-qualified stock options                                                   1,957
       Other operating activities                                                                                     (15)
       Changes in operating assets and liabilities, net of effects of acquisition of subsidiary:
         Increase in accounts receivable                                          (24,279)         (6,575)           (532)
         Decrease (increase) in prepaid expenses, advances and other               (3,231)            726          (1,601)
         Increase (decrease) in accounts payable                                   (1,887)          5,016            (899)
         Increase (decrease) in income taxes payable                               (2,589)           (465)          1,654
         Increase (decrease) in medical claims payable, net                        23,476          (2,346)         25,763
         Increase (decrease) in deferred premium revenue                           (3,219)          4,936           1,374
                                                                                 --------        --------        --------
       Total adjustments                                                             (607)          4,578          32,209
                                                                                 --------        --------        --------
       Net cash provided by operating activities                                   60,517          59,108          57,042
                                                                                 --------        --------        --------
     Cash flows used in investing activities:
       Purchases of short-term investments                                       (426,601)       (220,410)       (228,414)
       Sales of short-term investments                                            365,076         184,826         166,119
       Purchases of property and equipment                                        (10,027)         (8,317)         (7,162)
       Acquisition of subsidiary                                                                   (9,958)
       Purchases of statutory deposits                                             (1,405)         (5,219)         (1,381)
       Maturities of statutory deposits                                               739              23           2,814
       Purchases of other assets                                                     (725)         (1,997)           (553)
       Proceeds from sale of assets                                                   946           1,392             534
                                                                                 --------        --------        --------
       Net cash used in investing activities                                      (71,997)        (59,660)        (68,043)
                                                                                 --------        --------        --------
     Cash flows provided by financing activities:
       Proceeds from notes payable                                                    300             200
       Principal payments on notes payable                                         (5,953)           (678)           (648)
       Exercise of stock options                                                    4,543           6,137           3,202
       Stock option tax benefit                                                     6,410          10,973           1,584
       Other financing activities                                                                       1              (2)
                                                                                 --------        --------        --------
       Net cash provided by financing activities                                    5,300          16,633           4,136
                                                                                 --------        --------        --------
     Net increase (decrease) in cash and cash equivalents                          (6,180)         16,081          (6,865)
     Cash and cash equivalents at beginning of year                                17,054             973           7,838
                                                                                 --------        --------        --------
     Cash and cash equivalents at end of year                                   $  10,874       $  17,054       $     973
                                                                                 ========        ========        ========
     The accompanying notes are an integral part of these consolidated financial statements.


     /TABLE

                        Mid Atlantic Medical Services, Inc.
                   Notes to Consolidated Financial Statements

     NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company whose subsidiaries are active in managed health care and other life and health insurance related activities. MAMSI's principle markets currently include Maryland, Virginia, the District of Columbia, Delaware, West Virginia and North Carolina. MAMSI and its subsidiaries (collectively referred to as the "Company") have developed a broad range of managed health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company, home health care and home infusion services companies and an outpatient surgery center.

     MAMSI delivers managed health care services principally through HMOs. The HMOs, MD-Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice, Inc. ("OCI") and Optimum Choice of the Carolinas, Inc. ("OCCI"), arrange for health care services to be provided to a voluntarily enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

     The following are other significant wholly owned subsidiaries of MAMSI:

     Physicians Health Plan of Maryland, Inc. ("PHP-MD") is an individual practice association ("IPA") that provides physician services to certain of the Company's HMOs.

     Alliance  PPO,   Inc.  ("Alliance")   provides  a  delivery   network  of
     physicians (called a preferred provider organization) to employers and insurance companies in association with various health plans.

     Mid Atlantic Psychiatric Services, Inc. ("MAPSI") provides psychiatric services to third party payors or self-insured employer groups.

     MAMSI  Life and  Health Insurance  Company   ("MAMSI Life")  develops and
     markets indemnity health products in addition to life, accidental death and disability insurance.

     HomeCall, Inc. and its wholly owned subsidiary, FirstCall, Inc. (collectively referred to as "HomeCall"), were acquired by MAMSI in 1994 for approximately $10 million, including direct expenses. MAMSI accounted for the acquisition using the purchase method of accounting.

     HomeCall and HomeCall Infusion Services, Inc. ("HIS") provide in-home medical care including skilled nursing, infusion and therapy to both MAMSI's HMO members and other payors.

     The   significant  accounting   policies  followed   by  MAMSI   and  its
     subsidiaries are described below.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial  statements include the accounts  of MAMSI and


     its  subsidiaries.    All  significant intercompany  balances  have  been
     eliminated in consolidation.

     MAJOR CUSTOMERS

     The Company's operations are conducted within one business segment. A significant portion of the Company's premium revenue is derived from federal, state and local government agencies including governmental employees and Medicaid and Medicare recipients. For the years ended December 31, 1995, 1994, and 1993, approximately 7%, 9% and 11%, respectively, of premium revenue was derived from federal government agencies, and approximately 21%, 18%, and 11%, respectively, was derived from state and local government agencies.

     CASH EQUIVALENTS

     Floating rate municipal putable bonds, which possess an insignificant risk of loss from changes in interest rates, that have been held less than three months are classified as cash equivalents.

     SHORT-TERM INVESTMENTS

     Short-term investments, consisting principally of marketable equity securities, municipal bonds and tax-free bond funds, are classified as available-for-sale. These securities are carried at fair market value plus accrued interest and any unrealized gains and losses are reported as a separate component of stockholders' equity, net of the related tax effect. Gains and losses are reported in earnings when realized. Gains and losses on sales of securities are computed using the specific identification method.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the property and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the improvement or the term of the related lease.

     STATUTORY DEPOSITS

     Statutory deposits, consisting principally of municipal bonds and treasury notes held in custodial accounts by state regulatory agencies, are classified as held-to-maturity. These securities are stated at amortized cost.

     GOODWILL

     The excess of cost over the fair value of net assets of the acquired company in the 1994 purchase transaction is recorded as goodwill and is classified in the consolidated balance sheets as an other asset. Goodwill is amortized on a straight-line basis over 15 years.

     HEALTH PREMIUM

     Amounts charged for health care services are recognized as premium revenue in the month for which enrollees are entitled to receive care. Included in premium revenue are amounts due from entities that utilize the Company's capitated primary care physician network, its medical utilization management services and other services related to health management and who self-fund, generally up to specified limits, certain elements of medical costs, such as hospitalization and specialist physicians. Premium revenue received in advance is recorded as deferred premium revenue.

     FEE AND OTHER

     Amounts charged to third party payors solely for use of the Company's provider network and its discounted fee for service rate structure are recognized as fee revenue. Amounts charged for administrative services only arrangements entailing only claims payment services and utilization of the provider network without utilization of the Company's primary care physician network and utilization management services and under which the Company bears no risk are recognized as fee revenue.

     HOME HEALTH SERVICES

     Amounts  charged  to patients,  third party  payors  and others  for home


     health services are recorded at net realizable amounts, including retroactive adjustments under cost reimbursement agreements with third party payors.

     MEDICAL EXPENSE

     Medical expense consists principally of medical claims and capitation costs. Medical claims include payments to be made on claims reported as of the balance sheet date and estimates of health care services incurred but not reported ("IBNR") to the Company as of the balance sheet date. The IBNR is estimated using an expense forecasting model that is based on historical claims incurrence patterns modified to consider current trends in enrollment, member utilization patterns, timeliness of claims submissions and other factors. This estimate includes medical costs to be incurred beyond the premium paying date that are contractually required.

     Capitation   costs  represent   monthly  fixed   fees   to  participating
     physicians and other medical providers as retainers for providing continuing medical care.

     The Company believes that its IBNR claims estimates are adequate to satisfy its ultimate claims liabilities; however, the IBNR liability as established may vary significantly from actual claims amounts, both negatively or positively, and as such adjustments are deemed necessary they are included in current operations.

     COORDINATION OF BENEFITS

     Coordination of benefits ("COB") results from the determination that the Company has paid for medical claims expenses for which an enrollee has duplicate coverage and for which another insurer is primarily liable. In the consolidated statements of income, such identified amounts are classified as a reduction of hospitalization expense and, in the consolidated balance sheets, such amounts are classified as a reduction of medical claims payable.

     INCOME TAXES

     The income tax provision includes Federal and state income taxes both currently payable and deferred because of differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     EARNINGS PER COMMON SHARE

     Earnings per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" ("Statement No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents - The carrying amount reported in the consolidated balance sheets approximates fair value.

     Short-term investments - Fair values are based on quoted market prices.

     Statutory deposits - Fair values are based on quoted market prices.

     Short-term borrowings - The carrying amount reported in the consolidated balance sheets approximates fair value.

     ESTIMATES

     The  preparation of  financial  statements in  conformity with  generally accepted accounting principles requires  management to make estimates and


     assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

     RECLASSIFICATIONS

     Certain balances in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.

     NOTE 2 - INVESTMENTS

     Effective January  1, 1994  the  Company adopted  Statement of  Financial
     Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). Under this statement, securities are classified into categories and are valued based upon this designation. Securities classified as available-for-sale, which include debt and equity securities that the Company does not have the positive intent to hold to maturity, are marked to market with the resulting unrealized gain or loss reflected in stockholders' equity. Securities classified as held-to-maturity, which includes debt securities that the Company has both the positive intent and ability to hold to maturity, are carried at amortized cost.

     On January 1, 1994, the Company classified its short-term investments as available-for-sale. As a result, the Company recorded net unrealized gains of $1.1 million, net of tax, as a separate component of stockholders equity. In addition, the Company classified its statutory deposits as held to maturity with no effect on the recorded value. Management re-evaluated these designations at December 31, 1995 and determined that they continue to be appropriate.

     The following is a summary of available-for-sale and held-to-maturity securities at December 31, 1995:

                                                        -------------------------------------------------------
                                                                          Gross         Gross        Estimated
     (in thousands)                                                    Unrealized     Unrealized        Fair
                                                           Cost           Gains         Losses         Value
                                                        -------------------------------------------------------
     AVAILABLE-FOR-SALE SECURITIES
     U.S. Treasury securities and obligations
       of U.S. government agencies                      $       20                                   $       20
     Obligations of states and political subdivisions       98,681     $    1,306     $       30         99,957
     Municipal bond funds                                   68,204                                       68,204
     Other debt securities                                   2,587             94                         2,681
     Accrued interest                                        1,163                                        1,163
                                                         ---------      ---------      ---------      ---------
     Debt securities                                       170,655          1,400             30        172,025
     Equity securities                                      27,343          2,270          1,112         28,501
     Mutual funds                                            4,197             11                         4,208
                                                         ---------      ---------      ---------      ---------
     Short-term investments                             $  202,195     $    3,681     $    1,142     $  204,734
                                                         =========      =========      =========      =========
     HELD-TO-MATURITY SECURITIES
     U.S. Treasury securities and obligations
       of U.S. government agencies                      $    5,542     $      167     $        1     $    5,708
     Obligations of states and political subdivisions        4,103            181                         4,284
     Other investments                                         898                                          898
                                                         ---------      ---------      ---------      ---------
     Statutory deposits                                 $   10,543     $      348     $        1     $   10,890
                                                         =========      =========      =========      =========
     /TABLE

     The following is a summary of available-for-sale and held-to-maturity securities at December 31, 1994:

                                                        -------------------------------------------------------
                                                                          Gross         Gross        Estimated
     (in thousands)                                                    Unrealized     Unrealized        Fair
                                                           Cost           Gains         Losses         Value
                                                        -------------------------------------------------------
     AVAILABLE-FOR-SALE SECURITIES
     U.S. Treasury securities and obligations
       of U.S. government agencies                      $      610                    $       28     $      582
     Obligations of states and political subdivisions       75,229     $      100          2,523         72,806
     Municipal bond funds                                   38,089                                       38,089
     Other debt securities                                   1,509              9             38          1,480
     Accrued interest                                          868                                          868
                                                         ---------      ---------      ---------      ---------
     Debt securities                                       116,305            109          2,589        113,825
     Equity securities                                      24,365            338          1,627         23,076
                                                         ---------      ---------      ---------      ---------
     Short-term investments                             $  140,670     $      447     $    4,216     $  136,901
                                                         =========      =========      =========      =========
     HELD-TO-MATURITY SECURITIES
     U.S. Treasury securities and obligations
       of U.S. government agencies                      $    6,000                    $      236     $    5,764
     Obligations of states and political subdivisions        3,611     $       76             49          3,638
     Other investments                                         266                                          266
                                                         ---------      ---------      ---------      ---------
     Statutory deposits                                 $    9,877     $       76     $      285     $    9,668
                                                         =========      =========      =========      =========

     For the years ended December 31, 1995 and 1994, marketable equity available-for-sale securities with a fair value at the date of sale of $30,676,000 and $19,830,000, respectively, were sold. The gross realized gains on such sales totaled $5,943,000 and $3,303,000, and the gross realized losses totaled $1,149,000 and $794,000 for each of the respective periods. Realized gains and losses are included in investment income. Other sales of short-term investments consisted principally of redemptions from municipal bond funds.

     During 1994, statutory deposit investments with an amortized cost of $2,384,000 were released by state regulatory agencies and transferred to the Company's short-term investment portfolio. The unrealized gain at the date of transfer for these investments was $46,000.

     The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                     -------------------------
                                                                   Estimated
                                                                      Fair
     (in thousands)                                     Cost         Value
                                                     -------------------------
     AVAILABLE-FOR-SALE
     Due in one year or less                         $   78,158     $   78,201
     Due after one year through five years               33,502         33,841
     Due after five years through ten years              40,312         41,220
     Due after ten years                                 18,683         18,763
                                                      ---------      ---------
     Debt securities                                    170,655        172,025
     Equity securities                                   27,343         28,501
     Mutual funds                                         4,197          4,208
                                                      ---------      ---------
                                                     $  202,195     $  204,734
                                                      =========      =========
     HELD-TO-MATURITY
     Due in one year or less                         $    3,707     $    3,717
     Due after one year through five years                4,324          4,476
     Due after five years through ten years               1,181          1,213
     Due after ten years                                  1,331          1,484
                                                      ---------      ---------
                                                     $   10,543     $   10,890
                                                      =========      =========

     Net  realized  gains  on  sales   of  marketable  equity  securities  was
     approximately $307,000 in 1993.


     NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following at December 31:

                                                     -------------------------
     (in thousands)                                     1995           1994
                                                     -------------------------
     Premium and fee accounts                        $   43,737     $   29,844
     Home service accounts                                2,869          3,230
     Medical recoverables                                10,419          3,257
     Other                                                7,876          4,291
     Less: allowance for doubtful accounts               (3,638)        (3,591)
                                                      ---------      ---------
                                                     $   61,263     $   37,031
                                                      =========      =========

     Medical  recoverables consist of  refunds identified on  paid claims that
     will  be collected in the following year.   This amount has been recorded
     as  a  reduction of  medical expense  in  the consolidated  statements of
     income.    Other  receivables  consist   primarily  of  amounts  due  for


     reinsurance recoveries and pharmacy rebates.

     NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                     -------------------------
     (in thousands)                                     1995           1994
                                                     -------------------------
     Land, buildings and improvements                $   20,004     $   18,061
     Computer equipment and software                     21,823         18,231
     Office furniture and equipment                      11,673          7,815
     Leasehold improvements                                 295            183
                                                      ---------      ---------
                                                         53,795         44,290
     Less: accumulated depreciation and
       amortization                                     (15,091)       (10,622)
                                                      ---------      ---------
                                                     $   38,704     $   33,668
                                                      =========      =========


     NOTE 5 - NOTES PAYABLE

     Notes payable consists of the following at December 31:

                                                     -------------------------
     (in thousands)                                     1995           1994
                                                     -------------------------
     Mortgage note payable secured by first deed
       of trust on land and buildings with interest
       due at 10.10 percent.  Principal and interest
       payments are due monthly based on a 27-year
       amortization                                                 $    5,013
     Equipment term loan secured by certain
       computer equipment with interest due at
       9.8%.  Principal is paid in equal monthly
       installments with interest until maturity
       in March 1996                                 $      150            750
     Other notes payable                                    254            294
     Current portion                                       (210)          (726)
                                                      ---------      ---------
     Noncurrent portion                              $      194     $    5,331
                                                      =========      =========

     On September 1, 1995, the Company paid off in full, from available cash, its mortgage note payable amounting to approximately $5.0 million.

     The noncurrent portion of notes payable at December 31, 1995 mature in future years as follows (in thousands):

       1997                  $     60


       1998                        60
       1999                        60
       2000                        14

     The Company has access to total line-of-credit and letter-of-credit facilities of $10 million, which are subject to annual renewal. Borrowings under facilities totalling $8.0 million bear interest at a rate based on either the bank's prime rate or the Federal Funds rate plus .75% and are secured by certain cash balances and short-term non-equity securities. The remaining facility bears interest at either the bank's prime rate or the Federal Funds rate plus 1.65% and is secured by certain receivables. At December 31, 1995, approximately $1.65 million was outstanding on one of the lines-of-credit at an interest rate of 6.38% and approximately $469,000 was outstanding in letters-of-credit.

     Interest   expense  paid  in  cash   during  1995,  1994   and  1993  was
     approximately $1,541,000, $708,000 and $781,000, respectively.

     NOTE 6 - MEDICAL CLAIMS PAYABLE

     Medical claims payable consists of the following at December 31:

                                                     -------------------------
     (in thousands)                                     1995           1994
                                                     -------------------------
     Medical claims payable                          $  112,362     $   90,326
     Coordination of benefits recoverable                (3,872)        (5,312)
                                                      ---------      ---------
                                                     $  108,490     $   85,014
                                                      =========      =========


     NOTE 7 - REINSURANCE

     M.D. IPA, OCI and MAMSI Life maintain reinsurance coverage to provide for reimbursement of claims in excess of certain limits. Reinsurance for health claims generally covers 80% of all hospital costs in excess of a deductible amount per enrollee per year (subject to a $2,000,000 maximum lifetime reinsurance limit per person) but excludes coverage of costs in excess of certain per diem rates. The deductible per enrollee was raised from $100,000 to $200,000 effective October 1, 1994. Reinsurance for life and accidental death claims generally covers all settlements in excess of $50,000 per person subject to a $1,000,000 maximum recovery per person. Reinsurance recoveries for the years ended December 31, 1995, 1994 and 1993 were approximately $128,000, $3,029,000 and $1,268,000, respectively. In the consolidated statements of income, reinsurance premiums are shown net of the related recoveries.


     NOTE 8 - INCOME TAXES

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement No. 109, "Accounting for Income Taxes" ("Statement No. 109"). The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was to reduce net income by approximately $663,000.

     At December 31, 1995, the Company has net operating loss carryforwards of approximately $1.7 million for income tax purposes that expire in various years beginning in the year 2002. Approximately $1.6 million of these carryforwards relate to HomeCall operations prior to MAMSI's acquisition. The Company's ability to utilize these net operating loss carryforwards is limited.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31:

                                                     -------------------------
     (in thousands)                                     1995           1994
                                                     -------------------------
     Deferred tax liabilities:
       Accelerated depreciation                      $    2,597     $    2,147
       Unrealized investment gains                        1,004
                                                      ---------      ---------
     Total deferred tax liabilities                       3,601          2,147
                                                      ---------      ---------
     Deferred tax assets:
       Accrued medical expenses                           6,040         10,333
       Premium revenue adjustments                          710          1,555
       Unrealized investment losses                                      1,490
       Allowance recapture                                1,229          1,322
       Accrued pension expenses                           1,199            661
       Other                                              1,047            886
                                                      ---------      ---------
     Total deferred tax assets                           10,225         16,247
     Valuation allowance for deferred tax assets           (128)          (139)
                                                      ---------      ---------
     Net deferred tax assets                             10,097         16,108
                                                      ---------      ---------
                                                     $    6,496     $   13,961
                                                      =========      =========
     Included in the consolidated balance sheets:

       Current assets - deferred income taxes        $    4,379     $   15,540
       Non-current assets - deferred income taxes         3,338
       Current liabilities - deferred income taxes       (1,005)
       Non-current liabilities - deferred
         income taxes                                      (216)        (1,579)
                                                      ---------      ---------
       Net deferred tax assets                       $    6,496     $   13,961
                                                      =========      =========

     Significant components of the provision for income taxes attributable to continuing operations are as follows for the years ended December 31:

     (in thousands)                                     1995           1994           1993
                                                     ----------------------------------------
     Current:
       Federal                                       $   32,217     $   22,924     $   15,828
       State                                              5,844          3,861          2,990
                                                      ---------      ---------      ---------
       Total current                                     38,061         26,785         18,818


                                                      ---------      ---------      ---------
     Deferred:
       Federal                                           (2,207)         4,286         (1,755)
       State                                               (638)           954           (113)
                                                      ---------      ---------      ---------
       Total deferred                                    (2,845)         5,240         (1,868)
                                                      ---------      ---------      ---------
                                                     $   35,216     $   32,025     $   16,950
                                                      =========      =========      =========
     /TABLE

     The Company's tax provision differs from the statutory rate for Federal income taxes for the years ended December 31 as follows:

     (in thousands)                                     1995           1994           1993
                                                     ----------------------------------------
     Statutory rate (35%)                            $   33,719     $   30,294     $   14,856
     Tax-exempt interest                                 (1,872)        (1,171)          (676)
     State income taxes, net of Federal benefit           3,399          3,062          1,825
     Increase (decrease) in valuation allowance for
       deferred tax assets                                  (11)          (244)           149
     Other, net                                             (19)            84            796
                                                      ---------      ---------      ---------
                                                     $   35,216     $   32,025     $   16,950
                                                      =========      =========      =========

     The income tax rate for 1993 was increased to 35% to reflect changes adopted by the Revenue Reconciliation Act of 1993. This adjustment resulted in an increase in the Company's net deferred tax assets of $202,000 in 1993.

     Total tax deposits made by the Company in 1995, 1994 and 1993 were approximately $27,266,000, $25,191,000 and $15,656,000, respectively.


     NOTE 9 - RISK POOL WITHHOLDINGS

     Contracts with participating physicians allow for withholdings generally ranging from 5% to 15% from primary care physicians and participating specialists on capitation and fee for service payments. The withheld amounts ultimately paid back to providers may be less than the total amount withheld. Withheld liabilities and related medical expenses were reduced by $22,802,000, $8,719,000 and $7,111,000 in 1995, 1994 and
     1993, respectively.


     NOTE 10 - RELATED PARTIES

     For the years ended December 31, 1995, 1994 and 1993, certain members of the Boards of Directors of MAMSI and subsidiary corporations who are also participating physicians provided medical services to enrollees totaling $9,699,000, $6,450,000 and $6,048,000, respectively, which represents approximately 2% in all years of payments to all physicians. Board members are remunerated at the same contractual level as all other participating physicians and are selected by enrollees to render medical services under the same guidelines as all other participating physicians.


     NOTE 11 - EMPLOYEE BENEFIT PLANS

     PENSION PLANS

     The Company has a  defined contribution 401(k) savings plan  covering all
     full-time employees.   Employees are  allowed to contribute up  to 10% of


     their pre-tax earnings annually and the Company makes a matching contribution of 50% on the first 4% of contributions made by employees. Employees vest immediately in the employee contributions and ratably over six years in the Company contributions. During 1995, 1994 and 1993, the Company's contribution to the 401(k) plan aggregated $433,000, $231,000 and $247,000, respectively.

     Effective December 31, 1994, the Company discontinued its non-contributory defined benefit pension plan (the "Plan"). Benefits earned to date under the Plan, which covered substantially all employees, were fully vested at that date. The obligation to provide these benefits was satisfied as of December 31, 1995 through a combination of annuity contracts, transfers of vested funds into the 401(k) plan and cash withdrawals. The Company recognized a gain on the curtailment of the defined benefit pension plan of approximately $345,000.

     The net pension cost for the Plan was approximately $1,095,000 and $832,000 in 1994 and 1993, respectively.

     In accordance with a personal service contract negotiated by the Company, its Chief Executive Officer is entitled to supplemental pension benefits based upon years of service and attained salary levels. Supplemental pension benefits of $1,682,000, $844,000 and $187,000 were accrued for the years ended December 31, 1995, 1994 and 1993, respectively.

     INCENTIVE AND STOCK OPTION PLANS

     In 1989, MAMSI implemented a non-qualified stock option plan whereby options for the purchase of up to 750,000 shares may be granted to officers and employees of the Company. Options issued under this plan may be exercised at 25% of the market value at the time the options are fully vested. The plan provides for reimbursement by the Company to the recipients of the stock options for personal income taxes that result upon the exercise of the options. In 1993, options under this plan for 439,800 shares of MAMSI stock were granted and vested immediately.
     These  options   were  exercised  in   1993  and  the   Company  recorded
     compensation   expense  approximating  $3,664,000   to  account  for  the
     granting and exercise of the options. At December 31, 1995, all options that were granted to date under this plan have been exercised and no further options will be granted under this plan.

     In each year 1990 through 1995, MAMSI implemented a non-qualified stock option plan whereby options for the purchase of shares of common stock may be granted to officers and employees of the Company. Options under the plans generally vest over a three-year period and are exercisable at 100 percent of the fair market value per share on the date the options are granted. The Company accounts for these stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for these stock option grants.

     Transactions involving the 1990 plan, which authorized options for the purchase of up to 1,800,000 shares of common stock, are summarized as follows:

                                                        1995           1994           1993
                                                     ----------------------------------------
     Outstanding, January 1                             326,300        714,750      1,074,000
     Granted                                                ---          5,700         30,000
     Exercised (1995 - $1.46 to $4.75 per share)        (97,400)      (394,150)      (372,750)
     Forfeited                                              ---            ---        (16,500)
     Outstanding, December 31                           228,900        326,300        714,750
     Exercisable, December 31 (1995 - $5.24
       weighted average exercise price per share)       226,900        289,400        563,550
     Available for grant, December 31                       ---            ---          5,700

     Transactions involving the 1991 plan, which authorized options for the purchase of up to 1,800,000 shares of common stock, are summarized as follows:


                                                        1995           1994           1993
                                                     ----------------------------------------
     Outstanding, January 1                           1,134,800      1,531,100      1,681,500
     Granted                                              1,800         24,900         98,100
     Exercised (1995 - $2.58 to $14.38 per share)      (300,250)      (418,200)      (196,900)
     Forfeited                                           (2,400)        (3,000)       (51,600)
     Outstanding, December 31                           833,950      1,134,800      1,531,100
     Exercisable, December 31 (1995 - $5.68
       weighted average exercise price per share)       816,850        995,000        860,420
     Available for grant, December 31                       600            ---         21,900
     /TABLE

     Transactions involving the 1992 plan, which authorized options for the purchase of up to 1,950,000 shares of common stock, are summarized as follows:

                                                        1995           1994           1993
                                                     ----------------------------------------
     Outstanding, January 1                           1,253,050      1,655,400      1,784,100
     Granted                                             19,950        151,800        209,100
     Exercised (1995 - $3.13 to $18.75 per share)      (327,100)      (496,850)      (200,100)
     Forfeited                                          (21,100)       (57,300)      (137,700)
     Outstanding, December 31                           924,800      1,253,050      1,655,400
     Exercisable, December 31 (1995 - $5.21
       weighted average exercise price per share)       752,150        500,050        412,200
     Available for grant, December 31                     1,150            ---         94,500

     Transactions involving the 1993 plan, which authorized options for the purchase of up to 1,950,000 shares of common stock, are summarized as follows:

                                                        1995            1994           1993
                                                     ----------------------------------------
     Outstanding, January 1                           1,727,175      1,933,400            ---
     Granted                                             69,150        104,550      2,038,500
     Exercised (1995 - $5.63 to $15.31 per share)      (243,050)      (211,775)        (2,500)
     Forfeited                                          (93,960)       (99,000)      (102,600)
     Outstanding, December 31                         1,459,315      1,727,175      1,933,400
     Exercisable, December 31 (1995 - $6.55
       weighted average exercise price per share)       860,175        508,925         33,500
     Available for grant, December 31                    33,360          8,550         14,100

     Transactions involving the 1994 plan, which authorized options for the purchase of up to 2,000,000 shares of common stock, are summarized as follows:

                                                        1995            1994
                                                     -------------------------
     Outstanding, January 1                           1,984,140            ---
     Granted                                            100,350      2,014,320
     Exercised                                              ---            ---
     Forfeited                                         (145,400)       (30,180)
     Outstanding, December 31                         1,939,090      1,984,140
     Exercisable, December 31 (1995 - $26.87
       weighted average exercise price per share)       625,330            ---
     Available for grant, December 31                    60,910         15,860

     Transactions involving  the 1995 plan,  which authorized options  for the


     purchase of up to 3,000,000 shares of common stock, are summarized as follows:

                                                        1995
                                                     ----------
     Outstanding, January 1                                 ---
     Granted                                          2,078,850
     Exercised                                              ---
     Forfeited                                          (64,500)
     Outstanding, December 31                         2,014,350
     Exercisable, December 31                               ---
     Available for grant, December 31                   985,650
     /TABLE

     The Company has an incentive compensation plan whereby officers and key employees receive bonuses based upon the annual operating results of the Company. Incentive compensation expense was approximately $3,162,000 and $1,902,000 in 1994 and 1993, respectively. No management bonus was earned in 1995. In addition, certain individuals will receive a cash bonus based upon the achievement of certain measurable criteria other than the annual operating results of the Company. These bonus amounts are not significant.


     NOTE 12 - COMMON STOCK

     On April  17, 1995, the stockholders of MAMSI approved an increase in the
     number  of  authorized  shares   of  common  stock  from   60,000,000  to
     100,000,000.

     On June 15, 1994, the Board of Directors declared a 100% stock dividend. The stock dividend was paid on August 5, 1994 to shareholders of record on July 5, 1994.

     On  October  21, 1993,  the  Board  of  Directors  declared a  50%  stock
     dividend.    The  stock  dividend  was  paid  on  November  19,  1993  to shareholders of record on November 1, 1993.

     All references in the consolidated financial statements to per share amounts, number of shares, and weighted average common and common equivalent shares have been adjusted to reflect the stock dividends on a retroactive basis.


     NOTE 13 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment and office space under the terms of noncancellable operating leases that expire at various dates through 2000. Rent expense relating to these operating leases approximated $2,593,000, $984,000 and $720,000 in 1995, 1994 and 1993, respectively.

     Future minimum lease commitments under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

     1996                  $    2,998
     1997                       2,467
     1998                       1,444
     1999                         833
     2000                         307
                            ---------
                           $    8,049
                            =========

     During the third  quarter of  1995, certain shareholders  of MAMSI  filed four lawsuits in  the United States  District Court for  the District  of
     Maryland against  MAMSI  and certain  current  and former  directors  and
     officers.    These actions  have been  consolidated  and, on  November 1,
     1995, a consolidated Amended  Class Action Complaint was filed  on behalf
     of all plaintiffs.   The amended complaint  alleges that MAMSI  is liable
     under Section 10(b) of the Securities Exchange Act of 1934  and Rule 10b-
     5 thereunder for its failure to  disclose in a timely fashion that it had
     been  denied   accreditation  by  the  National   Committee  for  Quality


     Assurance ("NCQA") and that the officers and directors named as defendants are liable under Section 10(b) and Rule 10b-5, directly and as controlling persons of MAMSI, for the failure to disclose. Plaintiffs seek to represent a class of all persons who purchased the common stock of MAMSI from March 1, 1995 through June 15, 1995. The Court has set a discovery schedule, and has set a trial date of December 2, 1996. Currently, the parties have undertaken limited discovery. The Company is not able to predict the probability of a favorable or unfavorable outcome or the amount of potential loss, in the event of an unfavorable outcome. MAMSI believes it has meritorious defenses to the claims raised in the amended complaint and intends to defend the action vigorously.

     The staff of the Securities and Exchange Commission has asked MAMSI to provide certain information relating to the denial of accreditation by the NCQA and to sales of stock by certain officers and directors prior to the announcement of NCQA's action. MAMSI has complied voluntarily with the Commission's requests.

     The Company is involved in other various legal actions arising in the normal course of business, some of which seek substantial monetary damages. After review, including consultation with legal counsel, management believes any ultimate liability that could arise from these other actions would not materially affect the Company's consolidated financial position or results of operations.


     NOTE 14 - STATUTORY REQUIREMENTS

     M.D. IPA, OCI and OCCI are subject to insurance department regulations in the states in which they are licensed. The state with the highest requirement obligated M.D. IPA and OCI to each maintain a statutory net worth of $3.0 million at December 31, 1995 and 1994; at December 31, 1995, OCCI was required to maintain a statutory net worth of $1.0 million. The statutory net worth of M.D. IPA was approximately $57.8 million and $48.0 million for the respective periods. The statutory net worth of OCI was approximately $19.8 million and $11.6 million for the respective periods. The statutory net worth of OCCI was approximately $2.5 million at December 31, 1995.

     MAMSI Life is subject to insurance department regulations in Maryland, its state of domicile. At December 31, 1995 and 1994, MAMSI Life was obligated to maintain statutory capital and surplus funds of $3.8 million. The statutory capital and surplus funds of MAMSI Life totalled approximately $20.9 million and $12.1 million for the respective periods.
     M.D. IPA, OCI, OCCI and MAMSI Life were in compliance with state depository rules at December 31, 1995 and 1994. In addition, MAMSI Life was in compliance with the applicable risk-based capital requirements for life and health insurance companies at December 31, 1995 and 1994. These MAMSI subsidiaries must notify state regulators before the payment of any dividends to MAMSI and, in certain circumstances, must receive positive affirmation prior to such payment.


     NOTE 15 - RISK CONCENTRATIONS

     Financial instruments that potentially subject the Company to credit risk consist primarily of investments in marketable securities (including money market funds, floating rate municipal putable bonds, intermediate term municipal bonds, and common stocks) and premiums receivable. The Company receives advice through or assigns direct management of short-term investments in marketable securities to professional investment managers selected for their expertise in various markets, within guidelines established by the Board of Directors. These guidelines include broad diversification of investments. Concentrations of credit risk and business volume with respect to commercial premiums receivable are generally limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1995, approximately 18% of premium and home service receivables were due from federal government agencies. The Company performs ongoing credit evaluations of customers and generally does not require collateral.

                  Report of Ernst & Young LLP Independent Auditors

     Board of Directors and Stockholders
     Mid Atlantic Medical Services, Inc.

     We have audited the accompanying consolidated balance sheets of Mid Atlantic Medical Services, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index to Financial Statement Schedule at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid Atlantic Medical Services, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 2 and 8 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994 and for income taxes in 1993.


                                                   /s/ Ernst & Young LLP
                                                      ----------------------
                                                       Ernst & Young LLP
     Washington, D.C.
     February 23, 1996

     SELECTED QUARTERLY FINANCIAL DATA FOR FISCAL YEARS 1995 AND 1994 (1)

                                              1995      1995      1995      1995      1994      1994      1994      1994
                                              First    Second     Third    Fourth     First    Second     Third    Fourth
                                             Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                             -------   -------   -------   -------   -------   -------   -------   -------
                                                                  (in thousands except share amounts)
                                                                                (unaudited)

     Revenue                                 $220,988  $235,516  $243,280  $255,611  $179,770  $181,803  $188,934  $199,391
     Expense                                  193,724   213,476   220,088   231,767   158,065   162,636   168,066   174,576
     Income before income tax                  27,264    22,040    23,192    23,844    21,705    19,167    20,868    24,815
     Net income                                16,918    13,825    14,399    15,982    13,457    11,884    13,555    15,634

     Earnings per common and common
       equivalent share (2):
       Net income                                0.36      0.29      0.30      0.33      0.29      0.25      0.28      0.33

     Notes

     1. Certain 1994 quarterly revenue and expense amounts are different from the amounts originally reported due to reclassifications necessary to conform to the current presentation.

     2. Earnings per common share are computed after giving effect to dilutive stock options. All per share amounts and weighted average common and common equivalent shares have been adjusted to reflect all stock dividends on a retroactive basis. See Note 12 to the consolidated financial statements.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    Part III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to "Directors and Executive Officers" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 15, 1996.


     ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to "Directors and Executive Officers -- Directors' Compensation" and "Executive Management Compensation" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 15, 1996.


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to "Stock Owned by Management" and "Principal Stockholders" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 15, 1996.


     ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to "Executive Management Compensation" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 15, 1996.

                                         PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)
     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                        PAGE
                                                                       ----
     Consolidated Balance Sheets as of December 31, 1995 and 1994 ... 25 Consolidated Statements of Income for the years ended
       December 31, 1995, 1994 and 1993 .............................    26
     Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1995, 1994 and 1993 .........    27
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993 .............................    28
     Notes to Consolidated Financial Statements .....................    29
     Report of Ernst & Young LLP Independent Auditors ...............    43

     (a)(2) and (d)
     INDEX TO FINANCIAL STATEMENT SCHEDULE                             PAGE
                                                                       ----
     II - Valuation and Qualifying Accounts as of December 31,
            1995, 1994 and 1993 .....................................    48

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

                               Mid Atlantic Medical Services, Inc.
                       Schedule II - Valuation and Qualifying Accounts
                                   (in thousands)

                                               Additions
                     Balance at     ------------------------------
                     Beginning        Charged to      Charged to                      Balance
                         of              Costs          Other        Deductions-       at End
     Description       Period        and Expenses      Accounts      Write-Offs      of Period
     -----------     ----------     -------------     ----------     -----------     ---------

     DEDUCTED FROM ASSET ACCOUNTS:

     YEAR ENDED DECEMBER 31, 1993
     Allowance for doubtful accounts - accounts receivable
                     $   2,048                        $   1,018(1)                   $   3,066
                      ========       ========          ========       ========        ========

     Valuation allowance - deferred tax assets
                     $     234(2)   $     149(3)                                     $     383
                      ========       ========          ========       ========        ========

     YEAR ENDED DECEMBER 31, 1994
     Allowance for doubtful accounts - accounts receivable
                     $   3,066      $      39         $     486(4)                   $   3,591
                      ========       ========          ========       ========        ========

     Valuation allowance - deferred tax assets
                     $     383                                       $     244       $     139
                      ========       ========          ========       ========        ========

     YEAR ENDED DECEMBER 31, 1995
     Allowance for doubtful accounts - accounts receivable
                     $   3,591      $      25         $      22(1)                   $   3,638
                      ========       ========          ========       ========        ========

     Valuation allowance - deferred tax assets
                     $     139                                       $      11       $     128
                      ========       ========          ========       ========        ========

     (1) The additions to the allowance were charged to premium revenue.

     (2) The valuation allowance was created with the implementation of FASB Statement No. 109, "Accounting for Income Taxes" on January 1, 1993.

     (3) The additions to the allowance were charged to the tax provision.

     (4) Total additions includes $155,000, which represents the allowance established by an acquired company immediately prior to the acquisition. The remaining additions were charged to premium revenue.

     (a)(3)
     EXHIBITS

     See the Exhibit Index on pages 52-53 of this Form 10-K.

     (b)
     REPORTS ON FORM 8-K

     None.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by undersigned thereunto duly authorized.


           MID ATLANTIC MEDICAL SERVICES, INC. ("MAMSI")
           (Registrant)

           By: /s/ George T. Jochum                      3/28/96
              --------------------------------------------------
              George T. Jochum                              Date
              Chairman, Chief Executive Officer, President, and Director

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           By: /s/ John L. Child                         3/28/96
              --------------------------------------------------
              John L. Child                                 Date
              Director


           By: /s/ John H. Cook, III, M.D.               3/28/96
              --------------------------------------------------
              John H. Cook, III, M.D.                       Date
              Director


           By: /s/ Peter L. Flaherty, Jr., M.D.          3/28/96
              --------------------------------------------------
              Peter L. Flaherty, Jr., M.D.                  Date
              Vice Chairman and Director


           By: /s/ Robert E. Foss                        3/28/96
              --------------------------------------------------
              Robert E. Foss                                Date
              Executive Vice President and Chief Financial Officer (Principal Financial Officer)


           By: /s/ Walter Girardin                       3/28/96
              --------------------------------------------------
              Walter Girardin                               Date
              Director


           By: /s/ Mark D. Groban, M.D.                  3/28/96
              --------------------------------------------------
              Mark D. Groban, M.D.                          Date
              Assistant Medical Director for Mental Health Services and Director


           By: /s/ Donald R. Hammett                     3/28/96
              --------------------------------------------------
              Donald R. Hammett                             Date
              Director


           By: /s/ George T. Jochum                      3/28/96
              --------------------------------------------------
              George T. Jochum                              Date
              Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)


           By: /s/ William M. Mayer, M.D.                3/28/96
              --------------------------------------------------
              William M. Mayer, M.D.                        Date
              Director

           By: /s/ Creighton R. Schneck                  3/28/96
              --------------------------------------------------
              Creighton R. Schneck                          Date
              Director


           By: /s/ Mary E. Shocklee                      3/28/96
              --------------------------------------------------
              Mary E. Shocklee                              Date
              Controller and Chief Accounting Officer
              (Principal Accounting Officer)


           By: /s/ Stanley F. Smith, R.Ph.               3/28/96
              --------------------------------------------------
              Stanley F. Smith, R.Ph.                       Date
              Director


           By: /s/ Alfred Talamantes                     3/28/96
              --------------------------------------------------
              Alfred Talamantes                             Date
              Chief Operating Officer and Director


           By: /s/ James A. Wild                         3/28/96
              --------------------------------------------------
              James A. Wild                                 Date
              Director

     (a)(3), (b) and (c) List of Exhibits.

                                       EXHIBIT INDEX
                                                                                  Location of Exhibit
     Exhibit                                                                        in Sequential
     Number     Description of Document                                             Numbering System
     -------    -----------------------                                           -------------------
      3.1       Copy of Certificate of Incorporation of MAMSI dated
                October 7, 1986..........................................................(1)
      3.2       Copy of Certificate of Amendment of MAMSI Certificate of
                Incorporation dated April 23, 1990.......................................(5)
      3.3       Amended and Restated By-laws of MAMSI as of February 28, 1996............
      3.4       Copy of Certificate of Amendment of MAMSI Certificate of
                Incorporation dated June 2, 1994.........................................(5)
     10.5       Copy of Agreement between M.D. IPA and the United States
                Secretary of Health and Human Services dated December 20, 1985...........(1)
     10.6       M.D. IPA's 1985 Stock Option Plan........................................(1)
     10.7       Promissory Note signed by Thomas P. Barbera dated November 9, 1993.......(5)
     10.16      1989 Non-Qualified Stock Option Plan.....................................(4)
     10.17      Copy of 1989 Non-Qualified Stock Option Letter sent to Key Employees.....(5)
     10.20      Copy of Amendments to Agreement between M.D. IPA and the United
                States Secretary of Health and Human Services dated December 24, 1987....(4)
     10.26      1990 Non-Qualified Stock Option Plan.....................................(5)
     10.27      Copy of 1990 Non-Qualified Stock Option Letter sent to Key Employees.....(5)
     10.32      Copy of Contract between George T. Jochum and M.D. IPA for the period
                January 1, 1991 through January 1, 1994..................................(5)
     10.35      1991 Non-Qualified Stock Option Plan.....................................(5)
     10.36      Copy of 1991 Non-Qualified Stock Option Letter sent to Key Employees.....(5)
     10.41      Copy of Agreement between M.D. IPA and Surgical Care Affiliates, Inc., dated April 22, 1985.....................................................(5)
     10.44      1992 Non-Qualified Stock Option Plan.....................................(5)
     10.45      Copy of 1992 Non-Qualified Stock Option Letter sent to Key Employees.....(5)
     10.46      Agreement to Purchase 10 Taft Court dated February 10, 1992..............(5)
     10.47      Agreement to Purchase 11 Taft Court dated February 14, 1992..............(5)
     10.48      Equipment Term Loan Agreement with Signet Bank dated March 25, 1991......(5)
     10.50      Amendment to Revolving Loan Agreement with Signet Bank dated
                June 19, 1991............................................................(5)
     10.53      Amendments to the Stock Option Plans effective May 15, 1991..............(5)
     10.54      Summary Plan Description of the Employees Cash or Deferred Profit
                Sharing (401k) Plan dated October, 1991..................................(5)
     10.55      Defined Benefit Plan Agreement with the Principal Financial Group which was approved September 12, 1991..........................................(5)
     10.57      Mortgage and Loan Agreement with Aid Association for Lutherans dated
                October 4, 1990..........................................................(5)
     10.58      1993 Management Bonus Program............................................(2)
     10.59      1993 CEO Bonus Program...................................................(2)
     10.60      1993 Non-Qualified Stock Option Plan.....................................(2)
     10.61      1993 Non-Qualified Stock Option Letter Sent to Key Employees.............(2)
     10.62      1992 Amendment to Employment Agreement Between George T. Jochum and
                the Company..............................................................(2)
     10.63      Agreement to Purchase MAMSI Life and Health Insurance Company, as
                amended..................................................................(2)
     10.65      Agreement to Purchase 2301 Research Boulevard dated September 30, 1993...(3)
     10.66      1994 Management Bonus Program............................................(4)
     10.67      1994 Non-Qualified Stock Option Plan.....................................(4)


     10.68      1994 Non-Qualified Stock Option Letter sent to Key Employees.............(4)
     10.69      Revolving Loan Agreement with Signet Bank dated September 30, 1993.......(4)
     10.70      Articles of Merger between M.D. IPA and MAMSOVA as of December 2, 1993...(4)
     10.71      Agreement between OCI and the State of Maryland governing the Medical
                Assistance Program ("Medicaid") dated August 5, 1993.....................(4)
     10.72      List of States in which MAMSI Life is Licensed to Operate................(4)
     10.73      1995 Management Bonus Program............................................(5)
     10.74      1995 Non-Qualified Stock Option Plan.....................................(5)
     10.75      1995 Non-Qualified Stock Option Plan letter sent to Key Employees........(5)
     10.76      Agreement between OCI and the Commonwealth of Virginia governing the
                Medical Assistance Program ("Medicaid") dated May 27, 1994...............(5)
     10.77      1995 Amendment to Employment Agreement Between George T. Jochum and
                the Company..............................................................
     10.78      1996 Management Bonus Program............................................
     10.79      1996 Non-Qualified Stock Option Plan.....................................
     10.80      Form of Agreement between MAMSI and Employees Granting Options under the 1996 Non-Qualified Stock Option Plan...........................



     10.81      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1996 Non-Qualified Stock Option Plan...........................
     10.82      Form of Agreement between MAMSI and Non-Employee Directors Granting
                Options under the 1996 Non-Qualified Stock Option Plan...................
     21         Subsidiaries of the Company..............................................
     23         Consent of Independent Auditors..........................................
     27         Financial Data Schedule..................................................

     (1) Incorporated by reference to exhibits filed with the Company's Registration Statement filed under the Securities Act of 1933 on Form S-4 (Registration No. 33-9803).

     (2) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1992.

     (3) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act of 1934 on Form 10-Q for the Quarterly Period Ended September 30, 1993.

     (4) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1993.

     (5) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1994.