Form 10-Q
period 1996-03-31
MID ATLANTIC MEDICAL SERVICES INC
filed 1996-05-14
CIK 805037

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

         For the quarterly period ended MARCH 31, 1996, or

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

                Yes  X                        No

     The number of shares outstanding of each of the issuer's classes of common stock was 46,091,712 shares of common stock, par value $.01, outstanding as of March 31, 1996.




      -----------------------------------------------------------------------
      -----------------------------------------------------------------------

     PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                           MID ATLANTIC MEDICAL SERVICES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                           (in thousands except share amounts)

                                                                                     (Unaudited)        (Note)
                                                                                   March 31, 1996  December 31, 1995
                                                                                     ------------     ------------
     ASSETS
     Current assets:
      Cash and cash equivalents                                                      $      8,503     $     10,874
      Short-term investments                                                              210,601          204,734
      Accounts receivable, net of allowance of $3,831 and $3,638                           82,202           61,263
      Prepaid expenses, advances and other                                                  7,911            8,974
      Deferred income taxes                                                                 4,001            4,379
                                                                                      -----------      -----------
        Total current assets                                                              313,218          290,224
      Property and equipment, net of accumulated
       depreciation of $16,479 and $15,091                                                 41,618           38,704
      Statutory deposits                                                                    8,556           10,543
      Other assets                                                                         11,915           11,373
      Deferred income taxes                                                                 2,304            3,338
                                                                                       ----------      -----------
        Total assets                                                                 $    377,611     $    354,182
                                                                                      ===========      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Notes payable                                                                  $         60     $        210
      Short-term borrowings                                                                 1,470            1,651
      Accounts payable                                                                     26,065           15,075
      Income taxes payable                                                                  3,233
      Medical claims payable                                                              126,687          108,490
      Deferred premium revenue                                                              7,532           10,125
      Deferred income taxes                                                                   107            1,005
                                                                                      -----------      -----------
        Total current liabilities                                                         165,154          136,556
      Notes payable                                                                           181              194
      Deferred income taxes                                                                   225              216
                                                                                      -----------      -----------
        Total liabilities                                                                 165,560          136,966
                                                                                      -----------      -----------
     Stockholders' equity (Notes 2 and 3)
      Common stock, $.01 par, 100,000,000 shares authorized; 47,136,352 issued and 46,091,712 outstanding at March 31, 1996; 46,631,327 issued and
       46,585,387 outstanding at December 31, 1995                                            471              466
      Additional paid-in capital                                                           46,375           40,374
      Treasury stock, 1,044,640 shares at March 31, 1996; 45,940 shares at
       December 31, 1995                                                                  (22,565)             (33)
      Unrealized gains on investments, net of tax of $617 and $1,004                        1,027            1,535
      Retained earnings                                                                   186,743          174,874
                                                                                      -----------      -----------
        Total stockholders' equity                                                        212,051          217,216
                                                                                      -----------      -----------
        Total liabilities and stockholders' equity                                   $    377,611     $    354,182
                                                                                      ===========      ===========
     /TABLE

     Note: The balance sheet at December 31, 1995 has been extracted from the audited financial statements at that date.
                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (in thousands except share amounts)
                                       (Unaudited)

                                                                                          Three Months Ended
                                                                                       March 31,        March 31,
                                                                                         1996              1995
                                                                                     ------------      ------------
     Revenue
       Health premium                                                                $    259,595      $    210,454
       Fee and other                                                                        3,897             3,843
       Life, accidental death and disability premium                                          655
       Home health services                                                                 4,625             5,342
       Investment                                                                           3,023             1,349
                                                                                      -----------       -----------
         Total revenue                                                                    271,795           220,988
                                                                                      -----------       -----------
     Expense
       Medical                                                                            220,677           166,496
       Life, accidental death and disability claims                                           290
       Home health patient services                                                         3,347             4,217
       Administrative (including interest expense of $251 and $317)                        28,451            23,011
                                                                                      -----------       -----------
         Total expense                                                                    252,765           193,724
                                                                                      -----------       -----------
     Income before income taxes                                                            19,030            27,264

     Provision for income taxes                                                            (7,161)          (10,346)
                                                                                      -----------       -----------

     Net income                                                                      $     11,869      $     16,918
                                                                                      ===========       ===========
     Income per common and common equivalent share:
       Net income                                                                    $        .25      $        .36
                                                                                      ===========       ===========

     Weighted average common and common equivalent shares outstanding                  48,304,866        47,600,662
                                                                                      ===========       ===========
     /TABLE

                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                                                       Three Months
                                                                                                          Ending
                                                                                                      March 31, 1996
                                                                                                       ------------
     Cash flows used in operating activities:
       Net income                                                                                      $     11,869
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               $      1,742
         Provision for bad debts                                                              193
         Provision for deferred income taxes                                                  123
         Loss on sale and disposal of assets                                                    9
         Increase in accounts receivable                                                  (21,132)
         Decrease in prepaid expenses, advances, and other                                  1,063
         Increase in accounts payable                                                      10,990
         Increase in medical claims payable                                                18,197
         Decrease in deferred premium revenue                                              (2,593)
         Increase in income taxes payable                                                   3,233
                                                                                      -----------
           Total adjustments                                                                                 11,825
                                                                                                        -----------
           Net cash provided by operating activities                                                         23,694

     Cash flows used in investing activities:
       Purchases of short-term investments                                                (96,976)
       Sales of short-term investments                                                     92,215
       Purchases of property and equipment                                                 (4,439)
       Purchases of statutory deposits                                                       (322)
       Maturities of statutory deposits                                                       308
       Purchases of other assets                                                              (52)
       Proceeds from sale of assets                                                            71
                                                                                      -----------
             Net cash used in investing activities                                                           (9,195)

     Cash flows used in financing activities:
       Principal payments on notes payable                                                   (163)
       Decrease in short-term borrowings                                                     (181)
       Exercise of stock options                                                            2,938
       Stock option tax benefit                                                             3,068
       Purchase of treasury stock                                                         (22,532)
                                                                                      -----------
             Net cash used in financing activities                                                          (16,870)
                                                                                                        -----------
     Net decrease in cash and cash equivalents                                                               (2,371)

     Cash and cash equivalents at beginning of period                                                        10,874
                                                                                                        -----------
     Cash and cash equivalents at end of period                                                        $      8,503
                                                                                                        ===========
     /TABLE

                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                                                       Three Months
                                                                                                          Ending
                                                                                                      March 31, 1995
                                                                                                       ------------
     Cash flows used in operating activities:
       Net income                                                                                      $     16,918
     Adjustments to reconcile net income to net cash used in
       operating activities:
         Depreciation and amortization                                               $      1,358
         Provision for bad debts                                                               23
         Provision for deferred income taxes                                                1,271
         Increase in accounts receivable                                                  (18,234)
         Increase in prepaid expenses, advances, and other                                 (1,077)
         Decrease in accounts payable                                                      (5,070)
         Increase in medical claims payable                                                 3,600
         Decrease in deferred premium revenue                                              (3,878)
         Increase in income taxes payable                                                   4,311
                                                                                      -----------
             Total adjustments                                                                              (17,696)
                                                                                                        -----------
             Net cash used in operating activities                                                             (778)

     Cash flows used in investing activities:
       Purchases of short-term investments                                                (81,754)
       Sales of short-term investments                                                     70,033
       Purchases of property and equipment                                                 (1,254)
       Purchases of statutory deposits                                                        (86)
       Maturities of statutory deposits                                                        93
       Purchases of other assets                                                             (242)
       Proceeds from sale of assets                                                           128
                                                                                      -----------
             Net cash used in investing activities                                                          (13,082)

     Cash flows provided by financing activities:
       Principal payments on notes payable                                                   (151)
       Decrease in short-term borrowings                                                     (254)
       Exercise of stock options                                                              993
       Stock option tax benefit                                                             1,458
                                                                                      -----------
             Net cash provided by financing activities                                                        2,046
                                                                                                        -----------
     Net decrease in cash and cash equivalents                                                              (11,814)

     Cash and cash equivalents at beginning of period                                                        17,054
                                                                                                        -----------
     Cash and cash equivalents at end of period                                                        $      5,240
                                                                                                        ===========
     /TABLE

                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     INTRODUCTION

     Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company whose subsidiaries are active in managed health care and other life and health insurance related activities. MAMSI's principal markets currently include Maryland, Virginia, the District of Columbia, Delaware, West Virginia, North Carolina and South Carolina. MAMSI and its subsidiaries (collectively referred to as the "Company") have developed a broad range of managed health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company, home health care companies and an outpatient surgery center.

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

     Other MAMSI subsidiaries include Alliance PPO, Inc., which provides a PPO delivery network to employers and insurance companies, and Mid Atlantic Psychiatric Services, Inc., which provides specialized non-risk mental health services. MAMSI Life and Health Insurance Company develops and markets indemnity health products in addition to life, accidental death and disability insurance. HomeCall, Inc., FirstCall, Inc., and HomeCall Pharmaceutical Services, Inc. provide in-home medical care including skilled nursing, infusion and therapy to both MAMSI's HMO members and other payors.

     NOTE 1 - FINANCIAL STATEMENTS

     The consolidated balance sheet of the Company as of March 31, 1996, the consolidated statements of operations for the three months ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by MAMSI without audit. In the opinion of management, all adjustments
     (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited consolidated financial statements. The results of operations for the period ended March 31 are not necessarily indicative of the operating results for the full year.

     Certain balances in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

     NOTE 2 - STOCK OPTION PLANS


     In 1996, the stockholders of MAMSI ratified the 1996 Non-Qualified Stock Option Plan whereby options for the purchase of up to 3,000,000 shares may be granted to officers, employees and non-employee directors of the Company. Options under this plan are exercisable at 100% of the fair market value per share on the date the options are granted.

     NOTE 3 - COMMON STOCK

     The Company has implemented a stock repurchase program under which the Company may expend up to $60 million (including brokerage commissions) to repurchase shares of its common stock over a twelve month period. As of March 31, 1996, the Company has repurchased approximately 1 million shares for an aggregate purchase price of approximately $22.5 million.

                           MID ATLANTIC MEDICAL SERVICES, INC.
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

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

     RESULTS OF OPERATIONS

     THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995

     Consolidated net income for the Company was $11,869,000 and $16,918,000 for the first quarter of 1996 and 1995, respectively, a decrease of 30 percent. Earnings per share on net income decreased 31 percent to $.25 in the first quarter of 1996 from $.36 in the first quarter of 1995. The reduction in earnings is primarily attributable to an increase in the medical loss ratio due to medical expenses increasing at a greater rate than premiums because of competition in the marketplace, continuing losses in the Company's Medicare product, and costs and start-up losses related to expansion territories, partially offset by an increase in membership and related revenue and increased investment income from higher invested balances and realized gains.

     Revenue   for  the   three  months   ended  March   31,  1996   increased
     approximately $50.8 million  or 23  percent over the  three months  ended
     March 31, 1995.   A 24 percent increase in net  average HMO and indemnity
     enrollment  resulted in  an increase  of approximately  $49.9  million in health  premium revenue and  a less  than 1  percent decrease  in average premiums  per HMO  and  indemnity  enrollee reduced  premium  revenue  by
     approximately $.8 million.   Health premiums per member  have essentially
     remained  flat  due to  the combined  effects  of an  increasing relative percentage  of Medicare  risk members  with higher  per  member revenues, offset  by an  increasing relative  percentage of  Virginia Medicaid  HMO members  with lower per member  revenues, reduced revenues  per member in certain expansion  areas, and management's  plan to price  its commercial
     products  competitively to  accelerate  growth in  membership.   Although


     health premiums per member in the current period are comparable to the prior year period, management does not believe that future periods will necessarily follow this pattern and that per member revenues on commercial business may rise slightly over the next twelve months as new and renewing groups are charged higher than current premium rates due to legislatively mandated benefit enhancements and pricing changes initiated by the Company. This is a forward-looking statement. See "Forward-Looking Information" above for a description of the risk factors that may affect health premiums per member.

     Service revenue from the Company's home health care subsidiaries contributed $4.6 million in revenue in the first quarter of 1996 as compared to $5.3 million for the same period in 1995. This reduction is the result of an increasing relative percentage of business conducted for MAMSI HMO and indemnity members coupled with the effect of a positive adjustment to estimated Medicare reimbursement amounts that increased 1995 revenue. Revenue from life, accidental death and disability products contributed $.7 million in 1996.

     The Company currently has one of the largest HMO and managed care enrollments in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia, and certain areas of West Virginia, North Carolina and South Carolina), and also the largest network of contract providers of medical care. Because of the full range of managed care products, service reputation, strong provider delivery system, trained sales force, and competitive premiums, management believes that the Company will continue to increase its membership during the remainder of 1996. Management's revised goal is to increase membership in all products by a minimum of 20 percent during 1996. Management's original membership goal has been reduced due to the expected negative impact of rising commercial premium rates on sales. This is a forward-looking statement, and the actual membership may differ from management's current expectation due to risk factors such as increased competition in the Company's service area. See "Forward-Looking Information" above for a description of these risk factors.

     In 1993, MAMSI invited the National Committee for Quality Assurance ("NCQA"), a private, non-profit organization, to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation is a voluntary process. The Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. MAMSI believes that it has adopted methodologies and programs designed to respond to concerns and questions raised in NCQA's assessment. The Company currently believes that, based on its success with large group sales since the denial of accreditation, the failure to receive NCQA accreditation has not had a significant adverse effect on its business or financial condition. The NCQA will be returning to MAMSI in December, 1996, to begin another review process for accreditation of MAMSI's HMOs. Although the Company believes that the likelihood of NCQA accreditation is good, there can be no assurance that accreditation will be received or that MAMSI will not experience disenrollment if accreditation is not ultimately received.

     Medical  expenses as  a percentage  of health  premium  revenue ("medical loss ratio")  increased to  85.0 percent  for the  first three months  of
     1996 as compared to 79.1  percent for the comparable period of 1995.   On
     a  per member per  month basis, medical  expenses increased  7 percent to
     $108.43 for  the first quarter  of 1996  as compared to  $101.22 for  the same period in  1995.  The increase in the medical loss ratio reflects an increase  in  overall  commercial utilization,  continuing  high Medicare member  utilization and a higher  than historical expense  related to the
     Virginia Medicaid population.   Although  medical costs on  a per  member
     per month  basis increased significantly  in the current  period compared to  the prior  year, management  does not  believe that  this necessarily represents  a trend.  The medical cost  factor of total medical costs may stabilize or only  increase slightly from the current level over the next twelve  months  due to  continuing efforts  by  the Company  to implement product specific cost containment  controls, the adoption of regionalized
     and   product  specific  fee  maximums  for   health  services,  and  the
     identification  and   possible  termination  of   certain  providers  and
     specialists   from  the   delivery   network   following  a   continuing,
     intensified peer review  analysis.  Additionally, the  medical loss ratio is  expected  to stabilize  or only  increase  slightly from  the current level  over the  next twelve  months due  to the  combined effects  of an
     increasing  Medicare  membership  with  lower  per   member  utilization,
     increases in  commercial health premiums  per member, and  the continuing


     analysis of expansion area and product line profitability. Management expects Medicare utilization rates to continue to decrease and eventually attain an acceptable level once membership has grown to approximately 20,000 members, which certain industry experts believe is the minimum membership level necessary for stabilized utilization. These are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

     Administrative expenses as a percentage of revenue ("administrative expense ratio") remained essentially flat at 10.5 percent for the first quarter of 1996 as compared to 10.4 percent for the same period in 1995. Administrative expenses increased 24 percent, from $23.0 million to $28.5 million for the first quarters of 1995 and 1996, respectively. The stabilization of the administrative expense ratio reflects management's continuing efforts to manage its expanded business through automated processes and the effect of new sales and expansion area employees hired at a slower rate in 1996 as opposed to 1995.

     Investment income increased $1.7 million or 124 percent primarily due to significantly greater invested balances and an increase in realized gains on sales of marketable equity securities.

     The net  margin rate decreased from  7.7 percent in the  first quarter of
     1995 to 4.4  percent in the current quarter.   This decrease is primarily
     due to increased medical expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is not capital intensive and the majority of the Company's expenses are payments to health care providers, which generally vary in direct proportion to the health premium revenues received by the Company. Although medical utilization rates vary by season, the payments for such expenses lag behind cash inflow from premiums because of the lag in provider billing procedures. In the past, the Company's cash requirements have been met principally from operating cash flow and it is anticipated that this source will continue to be sufficient in the future.

     Accounts receivable increased from $61.3 million at December 31, 1995 to $82.2 million at March 31, 1996. This $20.9 million increase was primarily due to the significant increase in membership during the first quarter of 1996 and increased receivables from groups with alternative funding arrangements (i.e., revenues vary in a more direct manner with medical expense) combined with a lower than normal balance in receivables at December 31, 1995 due to a higher volume of payments made by employer groups during the last month of the year.

     Accounts payable increased from $15.1 million at December 31, 1995 to $26.1 million at March 31, 1996 primarily due to routine accruals for payroll related liabilities and accrued broker settlements relating to the stock repurchase program. Medical claims payable increased from $108.5 million at December 31, 1995 to $126.7 million at March 31, 1996 primarily due to increased member utilization and related claims accruals and also a claims payment backlog which resulted from the implementation of a new imaging system for claim adjudication, storage and retrieval functions. Subsequent to March 31, the Company has been able to process this unusual backlog and claim payment cycles are back to normal levels.

     Amounts recorded  for treasury stock  increased in 1996  by approximately
     $22.5  million  due   to  stock  purchases  under  the   Company's  stock
     repurchase program.

     The Company has access to total revolving credit facilities of $10.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At March 31, 1996, approximately $1.5 million was drawn against the lines-of-credit and approximately $.5 million was outstanding in letters-of-credit.

     Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                                March 31,      December 31,
                                                                  1996             1995


                                                              ------------     ------------
     Cash and cash equivalents                                $      8,503     $     10,874
     Short-term investments                                        210,601          204,734
     Working capital advances to Maryland hospitals                  4,053            4,053
                                                               -----------      -----------
     Total available liquid assets                                 223,157          219,661
     Credit line availability                                        8,061            7,880
                                                               -----------      -----------
     Total short-term capital resources                       $    231,218     $    227,541
                                                               ===========      ===========
     /TABLE

     The Company believes that the cash flow generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations. During the three months ended March 31, 1996, MAMSI repurchased approximately 1 million shares of its common stock for a total cost of approximately $22.5 million under its stock repurchase program. Under this program, MAMSI may currently expend up to $60 million (including brokerage commissions) to repurchase shares of its common stock over a twelve month period. The $24.00 maximum purchase price per share originally set by the MAMSI Board of Directors was removed in April, 1996. This program will continue to be financed through cash flow from the Company's operations. Other capital expenditures will be made during 1996 to enhance the Company's computer systems, to establish additional sales offices and to make necessary improvements to existing administrative offices.

     PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS

     No material legal proceedings were commenced during the quarter ended March 31, 1996 and no material developments occurred in any of the previously disclosed proceedings during such quarter except as discussed below:

     MAMSI has reached an agreement in principle to settle the four class action lawsuits pending in the U.S. District Court in Maryland against MAMSI and certain directors and officers. These lawsuits were filed in 1995 on behalf of a class of all persons who purchased MAMSI common stock from March 1, 1995 to June 15, 1995, and relate to the alleged failure to disclose in a timely fashion the decision of the NCQA to deny MAMSI accreditation. The four lawsuits were consolidated into a single proceeding and the claim against the individual defendants alleging that they had traded on the basis of material nonpublic information was dropped at that time. The agreement provides for settlement of the lawsuits for $3.75 million, a substantial portion of which will be covered by insurance. It is subject to final documentation and approval by the Court. The amount to be contributed by the Company to the settlement will not be material to its financial condition or results of operations.

     The Company and the individuals named as defendants have denied all allegations of wrongdoing made in the lawsuits but have elected to settle the case to avoid the disruption, expense and uncertainty associated with any litigation of this type.

     ITEM 2. CHANGES IN SECURITIES

     None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual  meeting of the  stockholders of  MAMSI was held  on April  15,
     1996.    The   following  matters  were  submitted  to  a   vote  of  the
     stockholders during the annual meeting:

     (1) The following individuals were elected to the Board of Directors for a three year term with the indicated votes:

                                                  FOR            AGAINST         ABSTAIN
     Francis C. Bruno, M.D.                    31,112,888         395,654            None
     Stanley M. Dahlman, Ph.D.                 31,177,705         330,837            None
     George T. Jochum                          31,102,283         406,259            None
     James A. Wild                             31,195,651         312,891            None
     /TABLE

     Board members whose term of office continued after the meeting are as follows:

     John H. Cook, III, M.D.
     Peter L. Flaherty, Jr., M.D.
     Walter Girardin
     Mark D. Groban, M.D.
     Donald R. Hammett
     Creighton R. Schneck
     Stanley F. Smith, R.Ph.
     Alfred Talamantes

     (2) The adoption of the 1996 Non-Qualified Stock Option Plan was ratified by a count of 14,257,966 affirmative votes, 7,073,846 negative votes and 170,768 abstentions.

     (3) The adoption of the 1996 Bonus Plan was ratified by a count of 19,637,633 affirmative votes, 1,661,149 negative votes and 203,798 abstentions.

     There were 10,005,962 broker non-votes with respect to the adoption of the 1996 Non-Qualified Stock Option Plan and the 1996 Bonus Plan.

     ITEM 5. OTHER INFORMATION

     In May, 1996, the MAMSI Board of Directors authorized an amendment to MAMSI's bylaws to increase the size of the Board to 13 and unanimously elected Thomas P. Barbera to fill the newly created vacancy. Mr. Barbera was also elected the Vice Chairman of MAMSI immediately upon the resignation of Peter L. Flaherty, Jr., M.D. from that position. Mr. Flaherty will continue to serve as a member of the MAMSI Board of Directors.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See the Exhibit Index on page 15 of the Form 10-Q.

     (b) There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                      MID ATLANTIC MEDICAL SERVICES, INC.
                      --------------------------------------------
                      (Registrant)






     Date:  May 14, 1996             Robert E. Foss
                              --------------------------------------------
                                     Robert E. Foss
                                     Executive Vice President and
                                     Chief Financial Officer

     6(a) List of Exhibits.

                                  EXHIBIT INDEX
                                                          Location of Exhibit
     Exhibit                                                  in Sequential
     Number      Description of Document                    Numbering System
     3.1         Amended and Restated By-laws of MAMSI as of
                 May 6, 1996. . . . . . . . . . . . . . . . . . .

     10.78       1996 Management Bonus Program. . . . . . . . . . (1)

     10.79       1996 Non-Qualified Stock Option Plan . . . . . . (1)

     27.1        Financial Data Schedule for the Three
                 Months Ended March 31, 1996. . . . . . . . . . .

     27.2        Amended Financial Data Schedule for the
                 Three Months Ended March 31, 1995. . . . . . . .

     27.3        Amended Financial Data Schedule for the
                 Six Months Ended June 30, 1995 . . . . . . . . .

     27.4        Amended Financial Data Schedule for the
                 Nine Months Ended September 30, 1995 . . . . . .

     27.5        Amended Financial Data Schedule for the
                 Year Ended December 31, 1995 . . . . . . . . . .

     ------------
     (1) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1995.