Form 10-Q
period 1996-06-30
MID ATLANTIC MEDICAL SERVICES INC
filed 1996-08-14
CIK 805037

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

         For the quarterly period ended JUNE 30, 1996, or

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

                Yes  X                        No

     The number of shares outstanding of each of the issuer's classes of common stock was 45,619,012 shares of common stock, par value $.01, outstanding as of June 30, 1996.




      -----------------------------------------------------------------------
      -----------------------------------------------------------------------

     PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                           MID ATLANTIC MEDICAL SERVICES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                           (in thousands except share amounts)

                                                                                     (Unaudited)        (Note)
                                                                                    June 30, 1996  December 31, 1995
                                                                                     ------------     ------------
     ASSETS
     Current assets:
      Cash and cash equivalents                                                      $      2,373     $     10,874
      Short-term investments                                                              169,304          204,734
      Accounts receivable, net of allowance of $3,980 and $3,638                           85,967           61,263
      Prepaid expenses, advances and other                                                 20,728            8,974
      Deferred income taxes                                                                 4,517            4,379
                                                                                      -----------      -----------
        Total current assets                                                              282,889          290,224
      Property and equipment, net of accumulated
       depreciation of $18,171 and $15,091                                                 44,413           38,704
      Statutory deposits                                                                    9,031           10,543
      Other assets                                                                         11,615           11,373
      Deferred income taxes                                                                 2,112            3,338
                                                                                       ----------      -----------
        Total assets                                                                 $    350,060     $    354,182
                                                                                      ===========      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Notes payable                                                                  $         60     $        210
      Short-term borrowings                                                                 1,321            1,651
      Accounts payable                                                                     19,246           15,075
      Medical claims payable                                                              130,842          108,490
      Deferred premium revenue                                                              5,606           10,125
      Deferred income taxes                                                                    21            1,005
                                                                                      -----------      -----------
        Total current liabilities                                                         157,096          136,556
      Notes payable                                                                           164              194
      Deferred income taxes                                                                   223              216
                                                                                      -----------      -----------
        Total liabilities                                                                 157,483          136,966
                                                                                      -----------      -----------
     Stockholders' equity (Notes 2 and 3)
      Common stock, $.01 par, 100,000,000 shares authorized; 47,613,652 issued and 45,619,012 outstanding at June 30, 1996; 46,631,327 issued and
       46,585,387 outstanding at December 31, 1995                                            476              466
      Additional paid-in capital                                                           51,671           40,374
      Treasury stock, 1,994,640 shares at June 30, 1996; 45,940 shares at
       December 31, 1995                                                                  (39,951)             (33)
      Unrealized gains on investments, net of tax of $114 and $1,004                          175            1,535
      Retained earnings                                                                   180,206          174,874
                                                                                      -----------      -----------
        Total stockholders' equity                                                        192,577          217,216
                                                                                      -----------      -----------
        Total liabilities and stockholders' equity                                   $    350,060     $    354,182
                                                                                      ===========      ===========

     Note: The  balance sheet at December 31, 1995 has been extracted from the


     audited financial statements at that date.
                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (in thousands except share amounts)
                                       (Unaudited)

                                                                                          Three Months Ended
                                                                                       June 30,          June 30,
                                                                                         1996              1995
                                                                                     ------------      ------------
     Revenue
       Health premium                                                                $    266,685      $    224,503
       Fee and other                                                                        4,229             3,857
       Life, accidental death and disability premium                                          998               244
       Home health services                                                                 5,382             4,124
       Investment                                                                           4,422             2,788
                                                                                      -----------       -----------
         Total revenue                                                                    281,716           235,516
                                                                                      -----------       -----------
     Expense
       Medical                                                                            256,326           185,941
       Life, accidental death and disability claims                                           581               102
       Home health patient services                                                         3,614             2,559
       Administrative (including interest expense of $174 and $225)                        31,944            24,874
                                                                                      -----------       -----------
         Total expense                                                                    292,465           213,476
                                                                                      -----------       -----------
     Income (loss) before income taxes                                                    (10,749)           22,040

     Provision for income taxes                                                             4,212            (8,215)
                                                                                      -----------       -----------

     Net income (loss)                                                               $     (6,537)     $     13,825
                                                                                      ===========       ===========
     Income (loss) per common and common equivalent share:
       Net income (loss)                                                             $       (.14)     $        .29
                                                                                      ===========       ===========

     Weighted average common and common equivalent shares outstanding                  46,830,823        47,638,652
                                                                                      ===========       ===========
     /TABLE

                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (in thousands except share amounts)
                                       (Unaudited)

                                                                                            Six Months Ended
                                                                                       June 30,          June 30,
                                                                                         1996              1995
                                                                                     ------------      ------------
     Revenue
       Health premium                                                                $    526,280      $    434,957
       Fee and other                                                                        8,126             7,700
       Life, accidental death and disability premium                                        1,653               244
       Home health services                                                                10,007             9,466
       Investment                                                                           7,445             4,137
                                                                                      -----------       -----------
         Total revenue                                                                    553,511           456,504
                                                                                      -----------       -----------
     Expense
       Medical                                                                            477,003           352,437
       Life, accidental death and disability claims                                           871               102
       Home health patient services                                                         6,961             6,776
       Administrative (including interest expense of $425 and $542)                        60,395            47,885
                                                                                      -----------       -----------
         Total expense                                                                    545,230           407,200
                                                                                      -----------       -----------
     Income before income taxes                                                             8,281            49,304

     Provision for income taxes                                                            (2,949)          (18,561)
                                                                                      -----------       -----------

     Net income                                                                      $      5,332      $     30,743
                                                                                      ===========       ===========
     Income per common and common equivalent share:
       Net income                                                                    $        .11      $        .65
                                                                                      ===========       ===========

     Weighted average common and common equivalent shares outstanding                  47,567,844        47,619,657
                                                                                      ===========       ===========
     /TABLE

                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                                                        Six Months
                                                                                                          Ending
                                                                                                       June 30, 1996
                                                                                                       ------------
     Cash flows used in operating activities:
       Net income                                                                                      $      5,332
     Adjustments to reconcile net income to net cash used in
       operating activities:
         Depreciation and amortization                                               $      3,615
         Provision for bad debts                                                              342
         Provision for deferred income taxes                                                  214
         Loss on sale and disposal of assets                                                    8
         Increase in accounts receivable                                                  (25,046)
         Increase in prepaid expenses, advances, and other                                (11,754)
         Increase in accounts payable                                                       4,171
         Increase in medical claims payable                                                22,352
         Decrease in deferred premium revenue                                              (4,519)
                                                                                      -----------
           Total adjustments                                                                                (10,617)
                                                                                                        -----------
           Net cash used in operating activities                                                             (5,285)

     Cash flows provided by investing activities:
       Purchases of short-term investments                                               (240,429)
       Sales of short-term investments                                                    275,610
       Purchases of property and equipment                                                 (8,874)
       Purchases of statutory deposits                                                     (2,106)
       Maturities of statutory deposits                                                     1,617
       Purchases of other assets                                                             (146)
       Proceeds from sale of assets                                                           233
                                                                                      -----------
             Net cash provided by investing activities                                                       25,905

     Cash flows used in financing activities:
       Principal payments on notes payable                                                   (180)
       Decrease in short-term borrowings                                                     (330)
       Exercise of stock options                                                            5,539
       Stock option tax benefit                                                             5,768
       Purchase of treasury stock                                                         (39,918)
                                                                                      -----------
             Net cash used in financing activities                                                          (29,121)
                                                                                                        -----------
     Net decrease in cash and cash equivalents                                                               (8,501)

     Cash and cash equivalents at beginning of period                                                        10,874
                                                                                                        -----------
     Cash and cash equivalents at end of period                                                        $      2,373
                                                                                                        ===========
     /TABLE

                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                                                         Six Months
                                                                                                          Ending
                                                                                                       June 30, 1995
                                                                                                       ------------
     Cash flows provided by operating activities:
       Net income                                                                                      $     30,743
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               $      2,799
         Provision for bad debts                                                               26
         Provision for deferred income taxes                                                2,153
         Loss on sale and disposal of assets                                                   71
         Increase in accounts receivable                                                  (20,878)
         Increase in prepaid expenses, advances, and other                                 (2,339)
         Decrease in accounts payable                                                      (3,479)
         Increase in medical claims payable                                                15,864
         Decrease in deferred premium revenue                                              (4,558)
         Decrease in income taxes payable                                                  (2,589)
                                                                                      -----------
             Total adjustments                                                                              (12,930)
                                                                                                        -----------
             Net cash provided operating activities                                                          17,813

     Cash flows used in investing activities:
       Purchases of short-term investments                                               (193,346)
       Sales of short-term investments                                                    164,870
       Purchases of property and equipment                                                 (3,987)
       Purchases of statutory deposits                                                       (303)
       Sales of statutory deposits                                                            129
       Purchases of other assets                                                             (576)
       Proceeds from sale of assets                                                           542
                                                                                      -----------
             Net cash used in investing activities                                                          (32,671)

     Cash flows provided by financing activities:
       Principal payments on notes payable                                                   (333)
       Decrease in short-term borrowings                                                      (86)
       Exercise of stock options                                                            2,850
       Stock option tax benefit                                                             4,239
                                                                                      -----------
             Net cash provided by financing activities                                                        6,670
                                                                                                        -----------
     Net decrease in cash and cash equivalents                                                               (8,188)

     Cash and cash equivalents at beginning of period                                                        17,054
                                                                                                        -----------
     Cash and cash equivalents at end of period                                                        $      8,866
                                                                                                        ===========
     /TABLE

                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     INTRODUCTION

     Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company whose subsidiaries are active in managed health care and other life and health insurance related activities. MAMSI's principal markets currently include Maryland, Virginia, the District of Columbia, Delaware, West Virginia, North Carolina and Pennsylvania. MAMSI and its subsidiaries (collectively referred to as the "Company") have developed a broad range of managed health care, health insurance and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company, home health care companies and an outpatient surgery center.

     MAMSI delivers managed health care services principally through HMOs. The HMOs, MD-Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice, Inc. ("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") arrange for health care services to be provided to a voluntarily enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

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

     NOTE 1 - FINANCIAL STATEMENTS

     The consolidated balance sheet of the Company as of June 30, 1996, the consolidated statements of operations for the three and six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

     Certain balances in the 1995 financial statements have been reclassified to conform to the 1996 presentation.


     NOTE 2 - STOCK OPTION PLANS

     In 1996, the stockholders of MAMSI ratified the 1996 Non-Qualified Stock Option Plan whereby options for the purchase of up to 3,000,000 shares may be granted to officers, employees and non-employee directors of the Company. Options under this plan are exercisable at 100% of the fair market value per share on the date the options are granted.

     NOTE 3 - COMMON STOCK

     The Company has implemented a stock repurchase program under which the Company may expend up to $60 million (including brokerage commissions) to repurchase shares of its common stock over a twelve month period. As of June 30, 1996, the Company has repurchased approximately 1.95 million shares for an aggregate purchase price of approximately $39.9 million.

                           MID ATLANTIC MEDICAL SERVICES, INC.
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

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

     RESULTS OF OPERATIONS

     THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995

     Consolidated net income (loss) for the Company was $(6,537,000) and $13,825,000 for the second quarters of 1996 and 1995, respectively. Earnings (loss) per share on net income was $(.14) in the second quarter of 1996 as compared to $.29 in the second quarter of 1995. The reduction in earnings is primarily attributable to a significant increase in the medical loss ratio for commercial products, continuing losses in the Company's Medicare product, losses in the Company's Medicaid products and costs and start-up losses related to expansion territories. The medical loss ratio increased principally due to increased member utilization and also due to slightly reduced health premiums per member. The Company has priced its health products competitively  in  order to  increase  its  membership  base and  thereby enhance its strategic position in its marketplace. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia, and certain areas of West Virginia, North Carolina and Pennsylvania).

     Revenue  for the three months ended June 30, 1996 increased approximately
     $46.2 million  or 20 percent over  the three months ended  June 30, 1995.
     A  22.6  percent increase  in net  average  HMO and  indemnity enrollment resulted  in an increase of approximately $50.8 million in health premium revenue  and a  3.1 percent  decrease  in average  premiums  per HMO  and indemnity enrollee  reduced health premium revenue  by approximately $8.6


     million. Health premiums per member have declined due to the combined effects of an increasing relative percentage of Virginia Medicaid HMO members with lower per member revenues, reduced revenues per member in certain expansion areas, and management's plan to price its commercial products competitively to accelerate growth in membership, offset slightly by an increasing relative percentage of Medicare risk members with higher per member revenues. Although health premiums per member in the current period declined compared to the prior year period, management believes that health premiums per member should begin increasing over the next twelve months as new and renewing groups are charged higher than current premium rates due to legislatively mandated benefit enhancements, increases in Medicaid premium rates in both Maryland and Virginia, and commercial pricing changes initiated by the Company. This is a forward-looking statement. See "Forward-Looking Information" above for a description of the risk factors that may affect health premiums per member.

     The Company has implemented increased premium rates across all of its commercial products which will begin to take effect in July, 1996.
     Additionally, the Company will receive an approximate 2.5 percent premium rate increase in its Virginia Medicaid program and an approximate 4 percent increase in its Maryland Medicaid program, both effective July 1, 1996. Management believes that the commercial premium rate increases will have the effect of slowing down the Company's future membership growth. Therefore, management's original membership goal for 1996 has been reduced and management's current goal is to increase membership in all product lines by 15 percent to 20 percent. This is a forward-looking statement. The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases in the Company's service area, increased competition in the Company's service area and changes to Federal and state mandated enrollments in Medicaid and Medicare HMO programs where the Company is licensed.

     Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries contributed $5.4 million in revenue in the second quarter of 1996 as compared to $4.1 million for the same period in 1995. This increase is the result of increasing business volume for these subsidiaries, particularly in the home infusion and mail order pharmacy areas, which is largely offset by an increasing relative percentage of business conducted for MAMSI HMO and indemnity members. Revenue from life, accidental death and disability products contributed $1.0 million in the second quarter of 1996 as compared to $.2 million for the same period in 1995.

     The Company has received a letter from the Health Care Financing Administration ("HCFA") proposing a marketing sanction based on assertions that, in the administration of its Medicare product, the Company failed to comply with certain HCFA requirements. The Company is contesting the assertions made by HCFA and believes that the sanctions are not appropriate. HCFA has received the Company's response to the assertions and is currently in the process of reconsidering its preliminary determination.

     In 1993, MAMSI invited the National Committee for Quality Assurance ("NCQA"), a private, non-profit organization, to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation is a voluntary process. The Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. MAMSI believes that it has adopted methodologies and programs designed to respond to concerns and questions raised in NCQA's assessment. The Company currently believes that, based on its success with large group sales since the denial of accreditation, the failure to receive NCQA accreditation has not had a significant adverse effect on its business or financial condition. The NCQA is scheduled to return to MAMSI in December, 1996, to begin another review process for accreditation of MAMSI's HMOs. Although the Company believes that the likelihood of NCQA accreditation is good, there can be no assurance that accreditation will be received or that MAMSI will not experience disenrollment if accreditation is not ultimately received.

     Medical  expenses as  a percentage  of health  premium revenue  ("medical loss ratio") increased to 96.1 percent for the second quarter  of 1996 as compared to 82.8 percent for the  comparable period of 1995 and, on a per member  per month basis, medical expenses increased 12 percent.  Although


     medical costs on a per  member per month basis increased significantly in the current period compared  to the prior year, management  believes that this  is  the result  of unusually  high  utilization during  the current quarter  and that future utilization rates should decline slowly over the next  twelve months.  The Company has greatly expanded its initial health assessments of new  Medicare members  after they have  enrolled and  also
     increased  its Medicare  case  management personnel.   These  initiatives
     should  help to control and reduce the cost  of high cost cases which are
     driving the excessive medical loss  ratio in this line of business.   The
     medical cost  factor of total  medical costs may  also stabilize or  only increase slightly  from the current level over the next twelve months due to continuing efforts by  the Company to implement product  specific cost containment controls, expanded activity  in specialized subrogation areas and claims review for dual health coverage, the adoption of regionalized
     and  product  specific  fee  maximums   for  health  services,  and   the
     identification  and   possible  termination  of  certain   providers  and
     specialists   from  the   delivery   network  following   a   continuing,
     intensified peer review  analysis.  The medical loss ratio is expected to stabilize  and decrease  slowly  from the  current  level over  the  next
     twelve   months  due  to  the  combined   effects  of  expanded  Medicare
     utilization management  controls,  continuing cost  containment  efforts, increases  in commercial and Medicaid health premiums per member, and the continuing  analysis of  expansion area  and product  line profitability.
     The  statements in  this  paragraph regarding  future utilization  rates, cost containment  initiatives, total  medical costs and  future increases
     in  health  premiums  per  member are  forward-looking  statements.   See
     "Forward-Looking  Information" above  for a  description of  risk factors that may affect medical expenses per member and the medical loss ratio.

     Administrative expenses as a percentage of revenue ("administrative expense ratio") increased to 11.3 percent for the second quarter of 1996 as compared to 10.6 percent for the same period in 1995. The increase in administrative expense is due primarily to increased salaries and expenses in certain administrative areas of the Company including utilization management and customer service departments as well as additional sales expenses in new expansion areas in 1996. The growth in these administrative functions is expected to enhance MAMSI's bottom line both in terms of cost containment of medical expenses and also customer satisfaction with MAMSI's products. Management believes that the administrative expense ratio will stabilize slightly below the current level over the next six months due to future cost savings from the curtailment of marketing efforts for certain Medicaid service areas, management's continuing efforts to manage its expanded business through automated processes and the continuing analysis of expansion area and product line profitability. Management's expectations concerning the administrative expense ratio are forward-looking statements. The administrative expense ratio is affected by changes in health premiums per member, development of the Company's expansion areas and increased administrative activity related to business volume.

     Investment income increased $1.6 million or 59 percent primarily due to significantly greater invested balances and an increase in realized gains on sales of marketable equity securities.

     The net margin rate decreased from 5.9 percent in the second quarter of 1995 to (2.3) percent in the current quarter. This decrease is primarily due to increased medical expenses plus a reduction in health premiums per member.

     THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

     The Company's consolidated net income for the six months ended June 30, 1996 decreased to $5,332,000 from $30,743,000 for the six months ended June 30, 1995. Earnings per share on net income decreased from $.65 in the first six months of 1995 to $.11 for the same period in 1996. The reduction in earnings is primarily attributable to a significant increase in the medical loss ratio for commercial products, continuing losses in the Company's Medicare product, losses in the Company's Medicaid products and costs and start-up losses related to expansion territories.


     Revenue for the six months ended June 30, 1996 increased approximately $97.0 million or 21 percent over the six months ended June 30, 1995, and health premium revenue increased approximately $91.3 million over the same periods. A 23.2 percent increase in average HMO and indemnity enrollment resulted in an increase of approximately $100.7 million in health premium revenue and a 1.7 percent decrease in average premiums per HMO and indemnity enrollee reduced health premium revenue by approximately $9.4 million. Revenue from life, accidental death and disability products contributed $1.7 million in for the first six months of 1996 as compared to $.2 million for the same period in 1995, which was the first quarter of operations for this line of business.

     The medical loss ratio increased to 90.6 percent for six months ended June 30, 1996 as compared to 81.0 percent for the comparable period in 1995. Medical expenses on a per member per month basis increased 9.9 percent over the comparable period. The reasons for this increase are consistent with the items discussed in the quarterly analysis.

     In order to reimburse providers at a fair level in a manner consistent with the current medical environment, the Company implemented the Medicare Resource Based Relative Value Scale methodology of provider reimbursement
     effective July 1, 1995. This methodology, which applies generally to specialist health claims, has resulted in the lowering of some reimbursement levels, mainly those having to do with office and hospital-based procedures, while increasing payments for many evaluation and management tasks. Also during 1996, the Company has evaluated and is in the process of adopting regionalized and product specific fee maximums for health services which should contribute to cost containment efforts for the Medicare and Medicaid programs. These reductions in provider reimbursements have been offset by increases in member utilization resulting in net increased medical costs on a per member per month basis.

     The administrative expense ratio for the first six months of 1996 increased to 10.9 percent as compared to 10.5 percent for the same period in 1995. The reasons for this increase are consistent with the items discussed in the quarterly analysis.

     The net margin rate declined to 1.0 percent for the first six months of 1996 as compared to 6.7 percent for the comparable period in 1995, principally due to increased medical costs and a reduction in health premiums per member. Management's strategies for reversing this trend are discussed in the quarterly analysis.

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

     The Company's cash and short-term investments decreased from $215.6 million at December 31, 1995 to $171.7 million at June 30, 1996, primarily due to purchases of MAMSI stock under the Company's stock repurchase program and also an operating loss in the second quarter of 1996. Accounts receivable increased from $61.3 million at December 31, 1995 to $86.0 million at June 30, 1996. This $24.7 million increase is primarily due to the significant increase in membership during 1996 and increased receivables from groups with alternative funding arrangements (i.e., revenues vary in a more direct manner with medical expense) combined with a lower than normal balance in receivables at December 31, 1995 due to a higher relative volume of payments made by employer groups during the last month of the year.

     Prepaid expenses, advances and other increased from $9.0 million at December 31, 1995 to $20.7 million at June 30, 1996, principally due to estimated tax refunds for net operating loss carrybacks available for certain MAMSI subsidiaries and other reductions in estimated tax liabilities related to the current quarter net loss plus certain other tax deductions not related to book income. Statutory deposits decreased from $10.5 million at December 31, 1995 to $9.0 million at June 30, 1996 principally due to the release by state regulatory authorities of certain deposits related to an affiliated HMO which was merged into M.D. IPA in 1993.


     Medical claims payable increased from $108.5 million at December 31, 1995 to $130.8 million at June 30, 1996 primarily due to increased member utilization and related claims accruals. Deferred premium revenue decreased from $10.1 million at December 31, 1995 to $5.6 million at June 30, 1996 due to a reduction in advance cash receipts.

     Amounts recorded for  treasury stock increased  in 1996 by  approximately
     $39.9   million  due  to  stock  purchases   under  the  Company's  stock
     repurchase program.

     The Company currently has access to total revolving credit facilities of $10.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. The Company is currently renegotiating its revolving credit facilities and expects to increase the total credit availability under these agreements to $24.0 million during the third quarter of 1996. At June 30, 1996, approximately $1.3 million was drawn against the lines-of-credit and approximately $.2 million was outstanding in letters-of-credit.

     Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                                June 30,      December 31,
                                                                  1996             1995
                                                              ------------     ------------
     Cash and cash equivalents                                $      2,373     $     10,874
     Short-term investments                                        169,304          204,734
     Working capital advances to Maryland hospitals                  4,053            4,053
                                                               -----------      -----------
     Total available liquid assets                                 175,730          219,661
     Credit line availability                                        8,454            7,880
                                                               -----------      -----------
     Total short-term capital resources                       $    184,184     $    227,541
                                                               ===========      ===========

     The Company believes that the cash flow generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations. During the six months ended June 30, 1996, MAMSI repurchased approximately 1.95 million shares of its common stock for a total cost of approximately $39.9 million under its stock repurchase program. Under this program, MAMSI could expend up to a total of $60 million (including brokerage commissions) to repurchase shares of its common stock over a twelve month period. This program will continue to be financed through cash flow from the Company's operations. Other capital expenditures will be made during the remainder of 1996 to enhance the Company's computer systems and make necessary improvements to existing administrative offices.

     PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS

     No material legal proceedings were commenced during the quarter ended June 30, 1996 and no material developments occurred in any of the previously disclosed proceedings during such quarter.

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

     ITEM 5. OTHER INFORMATION


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

     (b) There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                      MID ATLANTIC MEDICAL SERVICES, INC.
                      --------------------------------------------
                      (Registrant)






     Date:  August 14, 1996             Robert E. Foss
                              --------------------------------------------
                                     Robert E. Foss
                                     Executive Vice President and
                                     Chief Financial Officer

     6(a) List of Exhibits.

                                  EXHIBIT INDEX
                                                          Location of Exhibit
     Exhibit                                                  in Sequential
     Number      Description of Document                    Numbering System
     27          Financial Data Schedule for the Six
                 Months Ended June 30, 1996 . . . . . . . . . . .