Form 10-Q
period 1996-09-30
MID ATLANTIC MEDICAL SERVICES INC
filed 1996-11-13
CIK 805037

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

         For the quarterly period ended SEPTEMBER 30, 1996, or

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

                Yes  X                        No

     The number of shares outstanding of each of the issuer's classes of common stock was 65,547,862 shares of common stock, par value $.01, outstanding as of September 30, 1996.




      -----------------------------------------------------------------------
      -----------------------------------------------------------------------

     PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                           MID ATLANTIC MEDICAL SERVICES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                           (in thousands except share amounts)

                                                                                     (Unaudited)        (Note)
                                                                                    September 30,     December 31,
                                                                                         1996             1995
                                                                                     ------------     ------------
     ASSETS
     Current assets:
      Cash and cash equivalents                                                      $      2,523     $     10,874
      Short-term investments                                                              161,588          204,734
      Accounts receivable, net of allowance of $4,564 and $3,638                           77,330           61,263
      Prepaid expenses, advances and other                                                 27,129            8,974
      Deferred income taxes                                                                 3,894            4,379
                                                                                      -----------      -----------
        Total current assets                                                              272,464          290,224
      Property and equipment, net of accumulated
       depreciation of $19,901 and $15,091                                                 44,592           38,704
      Statutory deposits                                                                    9,129           10,543
      Other assets                                                                         11,385           11,373
      Deferred income taxes                                                                 2,494            3,338
                                                                                       ----------      -----------
        Total assets                                                                 $    340,064     $    354,182
                                                                                      ===========      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Notes payable                                                                  $         60     $        210
      Short-term borrowings                                                                 1,752            1,651
      Accounts payable                                                                     20,332           15,075
      Medical claims payable                                                              123,314          108,490
      Deferred premium revenue                                                              6,159           10,125
      Deferred income taxes                                                                   114            1,005
                                                                                      -----------      -----------
        Total current liabilities                                                         151,731          136,556
      Notes payable                                                                           149              194
      Deferred income taxes                                                                   216              216
                                                                                      -----------      -----------
        Total liabilities                                                                 152,096          136,966
                                                                                      -----------      -----------
     Stockholders' equity (Notes 2, 3 and 4)
      Common stock, $.01 par, 100,000,000 shares authorized; 67,642,502 issued and 65,547,862 outstanding at September 30, 1996; 46,631,327 issued and
       46,585,387 outstanding at December 31, 1995                                            676              466
      Additional paid-in capital                                                          306,502           40,374
      Stock compensation trust (common stock held in trust)                              (254,455)
      Treasury stock, 2,094,640 shares at September 30, 1996; 45,940 shares at
       December 31, 1995                                                                  (41,211)             (33)
     Unrealized gains on investments, net of tax of $628 and $1,004                           961            1,535
      Retained earnings                                                                   175,495          174,874
                                                                                      -----------      -----------
        Total stockholders' equity                                                        187,968          217,216
                                                                                      -----------      -----------
        Total liabilities and stockholders' equity                                   $    340,064     $    354,182
                                                                                      ===========      ===========


     Note: The balance sheet at December 31, 1995 has been extracted from the audited financial statements at that date.
                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (in thousands except share amounts)
                                       (Unaudited)

                                                                                          Three Months Ended
                                                                                    September 30,     September 30,
                                                                                         1996              1995
                                                                                     ------------      ------------
     Revenue
       Health premium                                                                $    275,147      $    231,006
       Fee and other                                                                        4,159             3,916
       Life and disability premium                                                          1,217               619
       Home health services                                                                 5,539             4,162
       Investment                                                                           2,167             3,577
                                                                                      -----------       -----------
         Total revenue                                                                    288,229           243,280
                                                                                      -----------       -----------
     Expense
       Medical                                                                            259,811           191,317
       Life and disability claims                                                             810               351
       Home health patient services                                                         4,940             2,671
       Administrative (including interest expense of $167 and $368)                        29,878            25,749
                                                                                      -----------       -----------
         Total expense                                                                    295,439           220,088
                                                                                      -----------       -----------
     Income (loss) before income taxes                                                     (7,210)           23,192

     Benefit (provision) for income taxes                                                   2,499            (8,793)
                                                                                      -----------       -----------

     Net income (loss)                                                               $     (4,711)     $     14,399
                                                                                      ===========       ===========
     Income (loss) per common and common equivalent share:
       Net income (loss)                                                             $       (.10)     $        .30
                                                                                      ===========       ===========

     Weighted average common and common equivalent shares outstanding                  46,394,158        47,955,851
                                                                                      ===========       ===========
     /TABLE

                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (in thousands except share amounts)
                                       (Unaudited)

                                                                                            Nine Months Ended
                                                                                    September 30,     September 30,
                                                                                         1996              1995
                                                                                     ------------      ------------
     Revenue
       Health premium                                                                $    801,427      $    665,963
       Fee and other                                                                       12,285            11,616
       Life and disability premium                                                          2,870               863
       Home health services                                                                15,546            13,628
       Investment                                                                           9,612             7,714
                                                                                      -----------       -----------
         Total revenue                                                                    841,740           699,784
                                                                                      -----------       -----------
     Expense
       Medical                                                                            736,814           543,804
       Life and disability claims                                                           1,681               453
       Home health patient services                                                        11,901             9,447
       Administrative (including interest expense of $592 and $910)                        90,273            73,584
                                                                                      -----------       -----------
         Total expense                                                                    840,669           627,288
                                                                                      -----------       -----------
     Income before income taxes                                                             1,071            72,496

     Provision for income taxes                                                              (450)          (27,354)
                                                                                      -----------       -----------

     Net income                                                                      $        621      $     45,142
                                                                                      ===========       ===========
     Income per common and common equivalent share:
       Net income                                                                    $        .01      $        .95
                                                                                      ===========       ===========

     Weighted average common and common equivalent shares outstanding                  47,176,616        47,731,721
                                                                                      ===========       ===========
     /TABLE

                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                                                       Nine Months
                                                                                                          Ending
                                                                                                    September 30, 1996
                                                                                                       ------------
     Cash flows used in operating activities:
       Net income                                                                                      $        621
     Adjustments to reconcile net income to net cash used in
       operating activities:
         Depreciation and amortization                                               $      5,630
         Provision for bad debts                                                              926
         Provision for deferred income taxes                                                   27
         Loss on sale and disposal of assets                                                    8
         Increase in accounts receivable                                                  (16,993)
         Increase in prepaid expenses, advances, and other                                (18,155)
         Increase in accounts payable                                                       5,257
         Increase in medical claims payable                                                14,824
         Decrease in deferred premium revenue                                              (3,966)
                                                                                      -----------
           Total adjustments                                                                                (12,442)
                                                                                                        -----------
           Net cash used in operating activities                                                            (11,821)

     Cash flows provided by investing activities:
       Purchases of short-term investments                                               (291,978)
       Sales of short-term investments                                                    336,175
       Purchases of property and equipment                                                (10,836)
       Purchases of statutory deposits                                                     (2,407)
       Maturities of statutory deposits                                                     1,820
       Purchases of other assets                                                             (234)
       Proceeds from sale of assets                                                           319
                                                                                      -----------
             Net cash provided by investing activities                                                       32,859

     Cash flows used in financing activities:
       Principal payments on notes payable                                                   (195)
       Increase in short-term borrowings                                                      101
       Exercise of stock options                                                            5,866
       Stock option tax benefit                                                             6,017
       Purchase of treasury stock                                                         (41,178)
                                                                                      -----------
             Net cash used in financing activities                                                          (29,389)
                                                                                                        -----------
     Net decrease in cash and cash equivalents                                                               (8,351)

     Cash and cash equivalents at beginning of period                                                        10,874
                                                                                                        -----------
     Cash and cash equivalents at end of period                                                        $      2,523
                                                                                                        ===========
     /TABLE

                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                                                        Nine Months
                                                                                                          Ending
                                                                                                    September 30, 1995
                                                                                                       ------------
     Cash flows provided by operating activities:
       Net income                                                                                      $     45,142
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               $      4,326
         Provision for bad debts                                                               16
         Provision for deferred income taxes                                                3,081
         Loss on sale and disposal of assets                                                   78
         Increase in accounts receivable                                                  (19,086)
         Increase in prepaid expenses, advances, and other                                 (1,581)
         Decrease in accounts payable                                                        (206)
         Increase in medical claims payable                                                13,157
         Decrease in deferred premium revenue                                              (3,778)
         Increase in income taxes payable                                                   2,115
                                                                                      -----------
             Total adjustments                                                                               (1,878)
                                                                                                        -----------
             Net cash provided by operating activities                                                       43,264

     Cash flows used in investing activities:
       Purchases of short-term investments                                               (313,267)
       Sales of short-term investments                                                    269,655
       Purchases of property and equipment                                                 (7,078)
       Purchases of statutory deposits                                                       (807)
       Maturities of statutory deposits                                                       135
       Purchases of other assets                                                             (690)
       Proceeds from sale of assets                                                           682
                                                                                      -----------
             Net cash used in investing activities                                                          (51,370)

     Cash flows provided by financing activities:
       Proceeds from notes payable                                                            300
       Principal payments on notes payable                                                 (5,786)
       Increase in short-term borrowings                                                      169
       Exercise of stock options                                                            4,065
       Stock option tax benefit                                                             5,683
                                                                                      -----------
             Net cash provided by financing activities                                                        4,431
                                                                                                        -----------
     Net decrease in cash and cash equivalents                                                               (3,675)

     Cash and cash equivalents at beginning of period                                                        17,054
                                                                                                        -----------
     Cash and cash equivalents at end of period                                                        $     13,379
                                                                                                        ===========
     /TABLE

                 See accompanying notes to these financial statements.

                           MID ATLANTIC MEDICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     INTRODUCTION

     Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company whose subsidiaries are active in managed health care and other life and health insurance related activities. MAMSI's principal markets currently include all or parts of the states of Maryland, Virginia, Delaware, West Virginia, North Carolina, Pennsylvania and the District of Columbia. MAMSI and its subsidiaries (collectively referred to as the "Company") have developed a broad range of managed health care, health insurance and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company, home health care companies and an outpatient surgery center.

     MAMSI delivers managed health care services principally through HMOs. In general, the HMOs, MD-Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice, Inc. ("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") arrange for health care services to be provided to a voluntarily enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

     Other MAMSI subsidiaries include Alliance PPO, Inc., which provides a PPO delivery network to employers and insurance companies, and Mid Atlantic Psychiatric Services, Inc., which provides specialized non-risk mental health services. MAMSI Life and Health Insurance Company develops and markets indemnity health products in addition to life and short-term disability insurance. HomeCall, Inc., FirstCall, Inc., and HomeCall Pharmaceutical Services, Inc. provide in-home medical care including skilled nursing, infusion and therapy, and mail order pharmacy services to both MAMSI's HMO and indemnity members and other payors.

     NOTE 1 - FINANCIAL STATEMENTS

     The consolidated balance sheet of the Company as of September 30, 1996, the consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

     The Company has implemented a stock repurchase program under which the Company may expend up to $60.0 million (including brokerage commissions) to repurchase shares of its common stock over a twelve month period. As of September 30, 1996, the Company has repurchased approximately 2.1 million shares for an aggregate purchase price of approximately $41.2 million.

     NOTE 4 - STOCK COMPENSATION TRUST

     On August 26, 1996, the Company established the MAMSI Stock Compensation Trust ("SCT") to fund its obligations arising from its various stock compensation plans. MAMSI funded the SCT with 20,000,000 shares of newly issued MAMSI stock. In exchange, the SCT has delivered a promissory note to MAMSI for approximately $285.0 million which represents the purchase price of the shares. Amounts owed by the SCT to MAMSI will be repaid by cash received by the SCT or will be forgiven by MAMSI, which will result in the SCT releasing shares to satisfy MAMSI obligations for stock compensation.

     For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheet. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in consolidated additional paid-in capital. At September 30, 1996, the SCT held 19,957,300 shares of common stock at a fair market value of approximately $254.5 million.

     Shares held by the SCT are excluded from weighted average shares outstanding used in the computation of income or loss per common and common equivalent share.

     NOTE 5 - SHORT-TERM BORROWINGS

     During the third quarter of 1996, the Company renegotiated its revolving credit facilities to provide total revolving credit of $24.0 million. At September 30, 1996, approximately $1.8 million was drawn against these facilities.

                           MID ATLANTIC MEDICAL SERVICES, INC.
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

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

     2. The possibility of state or federal budget related mandates that reduce premiums for Medicaid or Medicare recipients without a concurrent reduction in required benefits which could cause the Company to reduce or eliminate its participation in these markets.

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

     RESULTS OF OPERATIONS

     THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Consolidated net income (loss) for the Company was $(4,711,000) and $14,399,000 for the third quarters of 1996 and 1995, respectively. Earnings (loss) per share on net income was $(.10) in the third quarter of 1996 as compared to $.30 in the third quarter of 1995. The reduction in earnings is primarily attributable to a significant increase in the medical loss ratio for commercial products, continuing losses in the Company's Medicare product and lower earnings from the Company's Medicaid products. The medical loss ratio increased principally due to increased member utilization. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its marketplace. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia, and certain areas of West Virginia, North Carolina and Pennsylvania).

     Revenue  for  the   three  months  ended  September  30,  1996  increased
     approximately $44.9 million or  18.5 percent over the three  months ended
     September  30, 1995.   A  15.7 percent  increase in  net average  HMO and
     indemnity  enrollment  resulted in  an  increase  of approximately  $36.4 million in  health premium revenue and a 2.9  percent increase in average premiums per HMO and indemnity  enrollee increased health premium revenue


     by approximately $7.8 million. Health premiums per member have increased principally because of the Company s increased Medicare membership with its significantly higher premiums, which over the Company s Medicare enrollment, average three times the amount of a typical commercial premium. Management believes that health premiums on a per member per month basis should continue to increase over the next twelve months as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general pricing increases initiated by the Company, a potential increase in Medicaid premium rates for the Virginia mandated program, and a reduction in certain low rate Medicare service areas. This is a forward-looking statement. See "Forward-Looking Information" above for a description of the risk factors that may affect health premiums per member.

     The Company has implemented increased premium rates across essentially all of its commercial products which began to take effect in July, 1996. As the Company s contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company s membership at the same time. Additionally, the Company received an approximate 2.5 percent premium rate increase in its Virginia Medicaid program and an approximate 4 percent increase in its
     Maryland Medicaid program, both effective July 1, 1996. Management believes that the commercial premium rate increases will have the effect of slowing down the Company's future membership growth. Therefore, management's original membership goal for 1996 has been reduced and management's current goal is to increase total membership by 15 percent. This is a forward-looking statement. The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, increased competition in the Company's service area and changes in state mandated enrollment in Medicaid HMO programs in which the Company participates. Enrollment may also decrease if the Company determines that premium reimbursement rates related to certain state Medicaid programs are inadequate which would cause the Company to voluntarily withdraw from participation.

     Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries contributed $5.5 million in revenue in the third quarter of 1996 as compared to $4.2 million for the same period in 1995. This increase is the result of increasing business volume for these subsidiaries, particularly in the home infusion area, which is largely offset by an increasing relative percentage of business conducted for MAMSI HMO and indemnity members. Revenue from life and disability products contributed $1.2 million in the third quarter of 1996 as compared to $.6 million for the same period in 1995.

     During the second quarter of 1996, the Company received a letter from the Health Care Financing Administration ("HCFA") proposing a marketing sanction based on assertions that, in the administration of its Medicare product, the Company failed to comply with certain HCFA requirements. The Company contested the assertions made by HCFA and was informed early in November that, after reviewing the Company s response to the allegations, HCFA will not pursue the imposition of sanctions as proposed in their initial letter.

     In 1993, MAMSI invited the National Committee for Quality Assurance ("NCQA"), a private, non-profit organization, to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation is a voluntary process. The Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. MAMSI believes that it has adopted methodologies and programs designed to respond to concerns and questions raised in NCQA's assessment. The Company currently believes that, based on its success with large group sales since the denial of accreditation, the failure to receive NCQA accreditation has not had a significant adverse effect on its business or financial condition. The NCQA is scheduled to return to MAMSI in December, 1996, to begin another review process for accreditation. Although the Company believes that the likelihood of NCQA accreditation is good, there can be no assurance that accreditation will be received or that MAMSI will not experience disenrollment if accreditation is not ultimately received.


     Medical expenses as a percentage of health premium revenue ("medical loss ratio") increased to 94.4 percent for the third quarter of 1996 as compared to 82.8 percent for the comparable period of 1995 and, on a per member per month basis, medical expenses increased 17.3 percent. This significant increase is due to a combination of factors including lower commercial premiums charged due to competitive forces, higher than expected utilization by commercial members, cost increases due to legislatively mandated benefits and extremely high medical expenses related to the Company s Medicare enrollment. The medical cost factor of total medical costs may stabilize or only increase slightly from the current level over the next twelve months due to continuing efforts by the Company to implement product specific cost containment controls, expanded activity in specialized subrogation areas and claims review for dual health coverage, the adoption of regionalized and product specific fee
     maximums  for  health  services,  and  the  identification  and  possible termination of certain providers and specialists from the delivery network following a continuing, intensified peer review analysis. Additionally, the Company has greatly expanded its initial health assessments of new Medicare members after they have enrolled and also increased its Medicare case management personnel. The Company has also advised HCFA that it is reducing the service area in which it offers its Medicare risk plan. This reduction in service area, effective January 1, 1996, primarily targets those areas where the current Medicare reimbursement is insufficient to support the Company s participation. These initiatives should help to control and reduce the cost of high cost cases which are driving the excessive medical loss ratio in the Medicare line of business. The medical loss ratio is expected to stabilize and decrease slowly from the current level over the next twelve months due to the combined effects of expanded Medicare utilization management controls, continuing cost containment efforts, increases in commercial Medicare and Medicaid health premiums per member, and the continuing analysis of expansion area and product line profitability. The statements in this paragraph regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

     Administrative expenses as a percentage of revenue ("administrative expense ratio") decreased to 10.4 percent for the third quarter of 1996 as compared to 10.6 percent for the same period in 1995. The decrease in administrative expense is due primarily to the timing of the incurrence of expenses rather than an absolute reduction in the level of our administrative expenses. Management believes that the administrative expense ratio will exceed the current level over the next three months due to the continued expansion of utilization management and other personnel. Management's expectations concerning the administrative expense ratio are forward-looking statements. The administrative expense ratio is affected by changes in health premiums per member, development of the Company's expansion areas and increased administrative activity related to business volume.

     Investment income decreased $1.4 million or 39 percent primarily due to a decrease in realized gains on sales of marketable equity securities.

     The net  margin rate decreased from  5.9 percent in the  third quarter of
     1995  to  (1.6)  percent  in  the  current  quarter.   This  decrease  is
     primarily due to increased medical expenses.

     THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's consolidated net income for the nine months ended September 30, 1996 decreased to $621,000 from $45,142,000 for the nine months ended September 30, 1995. Earnings per share on net income decreased from $.95 in the first nine months of 1995 to $.01 for the same period in 1996. The reduction in earnings is primarily attributable to a significant increase in the medical loss ratio for commercial products, continuing losses in the Company's Medicare product, reduced income from the Company's Medicaid products and costs and start-up losses related to expansion territories.


     Revenue for the nine months ended September 30, 1996 increased approximately $142.0 million or 20.3 percent over the nine months ended September 30, 1995, and health premium revenue increased approximately $135.5 million over the same periods. A 20.3 percent increase in average HMO and indemnity enrollment resulted in an increase of approximately $135.5 million in health premium revenue. Revenue from life and disability products contributed $2.9 million for the first nine months of 1996 as compared to $.9 million for the same period in 1995, which was the second quarter of operations for this line of business.

     The medical loss ratio increased to 91.9 percent for nine months ended September 30, 1996 as compared to 81.7 percent for the comparable period in 1995. Medical expenses on a per member per month basis increased
     12.4 percent over the comparable period. The reasons for this increase are consistent with the items discussed in the quarterly analysis.

     In order to reimburse providers at a fair level in a manner consistent with the current medical environment, the Company implemented the Medicare Resource Based Relative Value Scale methodology of provider reimbursement effective July 1, 1995. This methodology, which applies generally to specialist health claims, has resulted in the lowering of some reimbursement levels, mainly those having to do with office and hospital-based procedures, while increasing payments for many evaluation and management tasks. Also during 1996, the Company has evaluated and is in the process of adopting regionalized and product specific fee maximums for health services which should contribute to cost containment efforts for the Medicare and Medicaid programs. These reductions in provider reimbursements have been more than offset by increases in member utilization resulting in net increased medical costs on a per member per month basis.

     The administrative expense ratio for the first nine months of 1996 increased to 10.7 percent as compared to 10.5 percent for the same period in 1995. The reasons for this increase are due primarily to increased salaries and expenses in certain administrative areas of the Company including utilization management and customer service departments as well as additional sales expenses in new expansion areas in 1996.

     The net margin rate declined to .1 percent for the first nine months of 1996 as compared to 6.5 percent for the comparable period in 1995, principally due to increased medical costs and a reduction in health premiums per member. Management's strategies for reversing this trend are discussed in the quarterly analysis.

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

     The Company's cash and short-term investments decreased from $215.6 million at December 31, 1995 to $164.1 million at September 30, 1996, primarily due to purchases of MAMSI stock under the Company's stock repurchase program. Accounts receivable increased from $61.3 million at December 31, 1995 to $77.3 million at September 30, 1996. This $16.0 million increase is primarily due to the increase in membership during 1996 combined with a lower than normal balance in receivables at December 31, 1995 due to a higher relative volume of payments made by employer groups during the last month of the year.

     Prepaid expenses,  advances  and other  increased  from $9.0  million  at
     December 31, 1995  to $27.1  million at September  30, 1996,  principally due  to estimated tax refunds for net operating loss carrybacks available for  certain MAMSI  subsidiaries and  other reductions  in estimated  tax liabilities  related  to the  second and  third  quarter net  losses plus
     certain  other  tax deductions  not related  to  book income.   Statutory
     deposits  decreased from  $10.5  million at  December  31, 1995  to  $9.1


     million at September 30, 1996 principally due to the release by state regulatory authorities of certain deposits related to an affiliated HMO that was merged into M.D. IPA in 1993.

     Medical claims payable increased from $108.5 million at December 31, 1995 to $123.3 million at September 30, 1996 primarily due to increased member utilization and related claims accruals. Deferred premium revenue decreased from $10.1 million at December 31, 1995 to $6.2 million at September 30, 1996 due to a reduction in advance cash receipts.

     Amounts  recorded for treasury  stock increased in  1996 by approximately
     $41.2  million   due  to  stock  purchases  under   the  Company's  stock
     repurchase program.

     The Company currently has access to total revolving credit facilities of $24.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At September 30, 1996, approximately $1.8 million was drawn against these facilities.

     Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                               September 30,    December 31,
                                                                  1996             1995
                                                              ------------     ------------
     Cash and cash equivalents                                $      2,523     $     10,874
     Short-term investments                                        161,588          204,734
     Working capital advances to Maryland hospitals                  6,432            4,053
                                                               -----------      -----------
     Total available liquid assets                                 170,543          219,661
     Credit line availability                                       22,248            7,880
                                                               -----------      -----------
     Total short-term capital resources                       $    192,791     $    227,541
                                                               ===========      ===========

     The Company believes that the cash flow generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations. During the nine months ended September 30, 1996, MAMSI repurchased approximately 2.1 million shares of its common stock for a total cost of approximately $41.2 million under its stock repurchase program. Under this program, MAMSI can expend up to a total of $60.0 million (including brokerage commissions) to repurchase shares of its common stock over a twelve month period. This program will continue to be financed through cash flow from the Company's operations. Other capital expenditures will be made during the remainder of 1996 to enhance the Company's computer systems and make necessary improvements to existing administrative offices.

     PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS

     The class action litigation disclosed in prior filings was settled on September 30, 1996. On that date, the Court in Maryland approved the settlement on the terms described in the Company's Form 10-Q for the three months ended March 31, 1996. The Court, pursuant to the settlement, dismissed with prejudice the claims against the Company and named individuals.

     ITEM 2. CHANGES IN SECURITIES

     None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     ITEM 5. OTHER INFORMATION

     None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See the Exhibit Index on page 16 of the Form 10-Q.

     (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                      MID ATLANTIC MEDICAL SERVICES, INC.
                      --------------------------------------------
                      (Registrant)






     Date:  November 13, 1996        Robert E. Foss
                              --------------------------------------------
                                     Robert E. Foss
                                     Executive Vice President and
                                     Chief Financial Officer

     6(a) List of Exhibits.

                                  EXHIBIT INDEX
                                                       Location of Exhibit
     Exhibit                                               in Sequential
     Number      Description of Document                 Numbering System
     -------     -----------------------               -------------------

     10          Stock Compensation Trust Agreement
                 dated August 26, 1996. . . . . . . . . . . . .

     10.1        Common Stock Purchase Agreement dated
                 August 26, 1996. . . . . . . . . . . . . . . .

     10.2        Promissory Note dated August 26, 1996. . . . .

     27          Financial Data Schedule for the Nine
                 Months Ended September 30, 1996. . . . . . . .