Form 10-Q/A
period 1996-09-30
MID ATLANTIC MEDICAL SERVICES INC
filed 1997-01-27
CIK 805037

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                --------------------

                                     FORM 10-Q/A
                          AMENDMENT NUMBER 1 TO FORM 10-Q
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

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

                Yes  X                        No

     The number of shares outstanding of each of the issuer's classes of common stock was 54,677,862 shares of common stock, par value $.01, outstanding as of September 30, 1996.




      -----------------------------------------------------------------------
      -----------------------------------------------------------------------


      -----------------------------------------------------------------------
      -----------------------------------------------------------------------

     PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                           MID ATLANTIC MEDICAL SERVICES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                           (in thousands except share amounts)

                                                                                     (Unaudited)        (Note)
                                                                                    September 30,     December 31,
                                                                                         1996             1995
                                                                                     ------------     ------------
     ASSETS
     Current assets:
      Cash and cash equivalents                                                      $      2,523     $     10,874
      Short-term investments                                                              161,588          204,734
      Accounts receivable, net of allowance of $4,564 and $3,638                           77,330           61,263
      Prepaid expenses, advances and other                                                 27,129            8,974
      Deferred income taxes                                                                 3,894            4,379
                                                                                      -----------      -----------
        Total current assets                                                              272,464          290,224
      Property and equipment, net of accumulated
       depreciation of $19,901 and $15,091                                                 44,592           38,704
      Statutory deposits                                                                    9,129           10,543
      Other assets                                                                         11,385           11,373
      Deferred income taxes                                                                 2,494            3,338
                                                                                       ----------      -----------
        Total assets                                                                 $    340,064     $    354,182
                                                                                      ===========      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Notes payable                                                                  $         60     $        210
      Short-term borrowings                                                                 1,752            1,651
      Accounts payable                                                                     20,332           15,075
      Medical claims payable                                                              123,314          108,490
      Deferred premium revenue                                                              6,159           10,125
      Deferred income taxes                                                                   114            1,005
                                                                                      -----------      -----------
        Total current liabilities                                                         151,731          136,556
      Notes payable                                                                           149              194
      Deferred income taxes                                                                   216              216
                                                                                      -----------      -----------
        Total liabilities                                                                 152,096          136,966
                                                                                      -----------      -----------
     Stockholders' equity (Notes 2, 3 and 4)
      Common stock, $.01 par, 100,000,000 shares authorized; 56,772,502 issued and 54,677,862 outstanding at September 30, 1996; 46,631,327 issued and
       46,585,387 outstanding at December 31, 1995                                            568              466
      Additional paid-in capital                                                          168,018           40,374
      Stock compensation trust (common stock held in trust)                              (115,863)
      Treasury stock, 2,094,640 shares at September 30, 1996; 45,940 shares at
       December 31, 1995                                                                  (41,211)             (33)
     Unrealized gains on investments, net of tax of $628 and $1,004                           961            1,535
      Retained earnings                                                                   175,495          174,874
                                                                                      -----------      -----------
        Total stockholders' equity                                                        187,968          217,216
                                                                                      -----------      -----------
        Total liabilities and stockholders' equity                                   $    340,064     $    354,182
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

     NOTE 4 - STOCK COMPENSATION TRUST

     Effective August 26, 1996, the Company established the MAMSI Stock Compensation Trust ("SCT") to fund its obligations arising from its various stock compensation plans. MAMSI funded the SCT with 9,130,000 shares of newly issued MAMSI stock. In exchange, the SCT has delivered a promissory note to MAMSI for approximately $129.9 million which represents the purchase price of the shares. Amounts owed by the SCT to MAMSI will be repaid by cash received by the SCT or will be forgiven by MAMSI, which will result in the SCT releasing shares to satisfy MAMSI obligations for stock compensation.

     For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheet. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in consolidated additional paid-in capital. At September 30, 1996, the SCT held 9,087,300 shares of common stock at a fair market value of approximately $115.9 million.

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


                      MID ATLANTIC MEDICAL SERVICES, INC.
                      --------------------------------------------
                      (Registrant)






     Date:  January 27, 1997        Robert E. Foss
                                  -------------------------------------------
     -
                                     Robert E. Foss
                                     Executive Vice President and
                                     Chief Financial Officer

     6(a) List of Exhibits.

                                  EXHIBIT INDEX
                                                       Location of Exhibit
     Exhibit                                               in Sequential
     Number      Description of Document                 Numbering System
     -------     -----------------------               -------------------

     10          Amended and Restated Stock
                 Compensation Trust Agreement
                 dated December 20, 1996. . . . . . . . . . . . .

     10.1        Amended and Restated Common Stock
                 Purchase Agreement dated
                 December 20, 1996. . . . . . . . . . . . . . . .

     10.2        Replacement Promissory Note dated
                 December 20, 1996. . . . .

     27          Financial Data Schedule for the Nine
                 Months Ended September 30, 1996. . . . . . . .