Form 10-K
period 1996-12-31
MID ATLANTIC MEDICAL SERVICES INC
filed 1997-03-31
CIK 805037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                      For fiscal year ended DECEMBER 31, 1996

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

     Indicate by check  mark if  disclosure of delinquent  filers pursuant  to
     Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 1997: Approximately $593 million.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            54,677,862 shares of common stock as of February 28, 1997

                        DOCUMENTS INCORPORATED BY REFERENCE
     The Proxy Statement for the Registrant's annual meeting of shareholders to be held on April 29, 1997 is incorporated by reference into Part III of this Form 10-K.

                                    FORM 10-K

                                      INDEX

     ITEM NO.   DISCLOSURE REQUIRED                                    PAGE

                                      PART I

     Item 1     Business ..............................................   3
     Item 2     Properties ............................................  14
     Item 3     Legal Proceedings .....................................  14
     Item 4     Submission of Matters to a Vote of Security Holders ...  14

                                      PART II

     Item 5     Market for Registrant's Common Equity and Related
                  Stockholder Matters ................................   15
     Item 6     Selected Financial Data ..............................   16
     Item 7     Management's Discussion and Analysis of Financial
                  Condition and Results of Operation .................   17
     Item 8     Financial Statements and Supplementary Data ..........   23
     Item 9     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ................   44

                                      PART III

     Item 10    Directors and Executive Officers of the Registrant ...   45
     Item 11    Executive Compensation ...............................   45
     Item 12    Security Ownership of Certain Beneficial Owners
                  and Management .....................................   45
     Item 13    Certain Relationships and Related Transactions .......   45

                                      PART IV
     Item 14    Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K ............................   46

                                      PART I

     ITEM 1. BUSINESS

     Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company for subsidiaries active in managed health care and other life and health insurance related activities. MAMSI and its subsidiaries (the "Company") have developed a broad range of managed health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company and home health care, home infusion services and mail order prescription companies. The Company also has a partnership interest in an outpatient surgery center.

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


     PHP-MD, an individual practice association ("IPA"), was organized as a nonstock corporation in 1979 to provide physician and other medical services to M.D. IPA enrollees. PHP-MD operated as a non-stock organization until it amended its articles of incorporation and was reorganized into a stock corporation in 1984.

     HEALTH MAINTENANCE ORGANIZATIONS

     MAMSI's primary business is the delivery of managed health care through its HMOs. MAMSI currently offers HMO coverage through four licensed HMO subsidiaries - M.D. IPA, Optimum Choice, Inc. ("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA").


     M.D. IPA became a licensed HMO in Maryland in 1981 and in Virginia in 1985. M.D. IPA's present service area (which includes all geographic areas where the HMO has received regulatory approval to provide health care services) includes the entire state of Maryland, the District of Columbia and most counties and cities in Virginia including the Northern Virginia, Richmond/Tidewater and Roanoke areas ("HMO Service Area"). In addition to serving governmental entities such as the Office of Personnel Management of the United States Government under the Federal Employees Health Benefit Plan, M.D. IPA generally provides coverage to the larger commercial group market.

     OCI, a non-Federally qualified HMO, became a licensed HMO in Maryland in 1988, in Virginia in 1990, in Delaware in 1993 and in West Virginia in 1994. OCI generally operates within the small business market segment, which is comprised of employers with 50 or fewer employees and also covers Medicaid and Medicare recipients. OCI's present commercial service area includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia, and certain areas of West Virginia. For the Medicare Program, OCI is licensed in Northern Virginia, Maryland, Delaware and the District of Columbia.

     OCCI, a non-Federally qualified HMO, became a licensed HMO in North Carolina in 1995 and South Carolina in 1996. OCCI operates in both the small and large group commercial market. OCCI's present service area includes certain areas of North Carolina and South Carolina.

     OCIPA, a non-Federally qualified HMO, became a licensed HMO in Pennsylvania in 1996. OCIPA operates in both the small and large group commercial market. OCIPA's present service area includes five counties in south-central Pennsylvania.

     GENERAL

     HMOs provide or arrange for the provision of comprehensive medical care (including physician and hospital care) to enrollees for a fixed, prepaid premium regardless of the amount of care provided. Enrollees generally receive care from participating primary care physicians ("PCPs") who, as required, refer enrollees to participating specialists and hospitals. HMOs require patients to utilize participating physicians and other participating health care providers. This allows HMOs to negotiate favorable rates and control utilization to a greater extent than traditional health insurers, while monitoring and enhancing the quality of care provided to enrollees.

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

     MAMSI'S HMO PRODUCTS

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

     Under traditional HMO coverage, the enrollee selects a PCP from the HMO's provider network. All medical care provided to the enrollee must be authorized and coordinated by the PCP. Generally, the enrollee pays a copayment for all PCP and specialist office visits and may also be required to pay a copayment for hospital admissions and emergency room services. Except in emergencies, enrollees are generally required to utilize only those participating professional and institutional health care providers that have contracted with the IPA (see further discussion under "HMO Arrangements with Physician and Institutional Providers").

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

     In the preferred plan, enrollees have the choice of seeking care from the PCP or from any physician of their choice (point-of-service option). Whenever care is provided under the point-of-service option and the enrollee visits a provider outside of the HMO network, MAMSI Life, which underwrites this indemnity benefit, generally covers the lesser of 80% of the bill or 100% of the established fee maximum for the service provided. The enrollee is responsible for the remainder of the charge.

     Additionally, MAMSI offers hybrid products to large employer groups. These products offer the ability to tailor employee health care offerings by varying benefit designs, funding methods and insurance risk. Hybrid products generally compete in the so-called self-funded employer plan marketplace. A typical MAMSI hybrid product combines the use of capitated

     PCPs to serve as gatekeepers, employer funding of specialist and institutional claims on an "as paid" basis and MAMSI's underwriting of risk of loss on a specific and/or aggregate stop loss basis.

     OCI offers HMO coverage to recipients of Title XIX Medical Assistance ("Medicaid") in certain states. The Medicaid plan operates in a manner similar to the traditional HMO plan. The participating states pay a monthly premium based upon the age, sex and geographic location of the recipients for which OCI provides comprehensive medical coverage. At December 31, 1996, MAMSI's Medicaid service area includes Maryland, certain areas of Virginia, six counties in West Virginia and Mecklenburg County, North Carolina.

     Effective January 1, 1997, OCI withdrew from the mandated Medicaid Program in the Tidewater area of Virginia which reduced the Company's membership by approximately 26,000 members. Additionally, OCI has informed the State of Maryland that it will not be a participant in that State's new mandated program. It is currently anticipated that OCI's current Maryland Medicaid membership of approximately 38,000 will be reassigned to other managed care organizations beginning in July, 1997 and that all of OCI Medicaid membership in the State of Maryland will be gone by December 31, 1997.

     Under all coverage options, enrollees receive the following basic benefits: primary and specialist physician services; hospital services such as diagnostic tests, x-rays, drugs, medication, nursing and maternity services; outpatient diagnostic tests such as laboratory tests, x-rays, and allergy testing and injections.

     OCI also offers health coverage to Title XVIII Medicare recipients. Under a contractual arrangement with the United States Health Care Financing Administration ("HCFA"), OCI receives a monthly premium based upon age, sex, county of residence and enrollment status for which OCI provides comprehensive medical coverage to those individuals.
     Currently, approximately only 4% - 5% of the approximately one million Medicare recipients in MAMSI's Medicare service area (which includes Delaware, the District of Columbia, several counties in Northern Virginia, and most of the State of Maryland) are covered through MAMSI or other HMOs. In 1996, OCI informed HCFA that it wished to reduce the size of its Medicare service area. Effective January 1, 1997, 59 counties and cities were eliminated from OCI's Medicare service area.
     This reduction in service area reduces its Medicare membership by approximately 5,000 members.

     The Company's total health plan (managed care fully budgeted and hybrid, ASO and indemnity health insurance) membership in the HMOs and MAMSI Life grew to approximately 745,000 at December 31, 1996 from 658,000 at December 31, 1995, an increase of 13%.

     The following table sets forth information relevant to MAMSI's HMO and indemnity health plans as of December 31, 1996:

     Employer Groups Served              30,600
     Population of Aggregate HMO
       Service Area                  32,000,000
     Service Area Penetration               2.3%
     Primary Care Physicians              4,900
     Specialist Physicians               12,800


     Other Affiliated Health
       Care Providers                     6,600
     Hospitals and Outpatient
       Facilities                         1,200
     Pharmacies                           6,700

     A significant portion of the Company's premium revenue is derived from Federal, state and local government agencies including governmental employees and Medicaid and Medicare recipients. For the years ended December 31, 1996, 1995 and 1994, approximately 11%, 7% and 9%, respectively, of premium revenue was derived from Federal government agencies, and approximately 26%, 21% and 18%, respectively, was derived from state and local government agencies located in the Company's service area.



     HMO ARRANGEMENTS WITH PHYSICIAN AND INSTITUTIONAL PROVIDERS

     M.D. IPA and OCI contract with PHP-MD to provide physician services to their enrollees while OCCI (North Carolina and South Carolina) and OCIPA (Pennsylvania) contract directly with providers. The HMOs are ultimately responsible for ensuring that an adequate number of physicians and other health care providers are maintained in order to service enrollees.

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

     PCPs may receive, in addition to capitation payments, fees for specified procedures and an annual payment that is based on a Quality Review Reconciliation. This payment generally does not exceed 3% of their annual capitation payments. The reconciliation evaluates the physician's practice performance as well as quality issues such as grievance rates from members, sanctions by a MAMSI HMO, and member transfer rate. As part of the Quality Review Reconciliation, the
     Company provides a quarterly report to each PCP that compares the physician's practice performance based on outpatient and inpatient expenses to those of his/her peers and allows the PCP not only to monitor the number of referrals consistent with quality medical standards, but also to evaluate the most cost-effective consultants and facilities within each specialty area.

     Prior to July, 1, 1995, specialist providers and participating non-physician providers were compensated on a discounted fee-for-service basis. This compensation was limited to an established maximum rate that reflected the amount that similar providers of a similar service would typically charge. Effective July 1, 1995, the Company modified the method used to compensate providers and adopted the Medicare
     Resource Based Relative Value Scale methodology of provider reimbursement. This methodology, which applies generally to specialist health claims, has resulted in the lowering of some reimbursement levels, mainly those having to do with office and hospital-based procedures, while increasing payments for many evaluation and management tasks. Management believes that this change will allow the Company to continue to be competitive within its marketplace.

     The HMOs have contractual arrangements with a combined total of 1,200 facilities, consisting of 200 hospitals and 1,000 non-hospital facilities, as of December 31, 1996. These facilities are located in the Company's HMO Service Area. Contracts with facilities are renewable annually. These hospitals have provided assurance that, if discharged enrollees require transfer to another facility, they will transfer such enrollees to participating providers.

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

     PHARMACEUTICAL ASSISTANCE - The Company has arrangements with participating pharmacies so that an enrollee is only responsible for the deductibles and/or copayments that are indicated on his or her enrollment card. The Company's pharmaceutical company, HomeCall Pharmaceutical Services, Inc. provides home infusion, delivery of drugs to physician offices and mail order prescription services to its members and other payors.

     LABORATORY TESTING - The Company has an arrangement with a laboratory that conducts much of the laboratory work required by HMO providers. Enrollees in MAMSI's PPO are similarly referred to this laboratory for testing.

     DENTAL - In addition to a dental indemnity product available from MAMSI Life and subcontracted capitated arrangements with a dental HMO, the Company has an arrangement with an association of dentists to provide discounted dental services through a dental PPO.

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

     MAMSI's QA/QI Committee, which operates under the auspices of MAMSI's Board of Directors, includes administrative, clinical and provider representation. The Committee evaluates numerous quality related issues and outcomes measuring overall services provided to enrollees.

     In addition, MAMSI utilizes several cost control and quality review mechanisms. Provider applications are reviewed by a Credentials
     Committee in order to determine whether the applicant meets MAMSI's application criteria, including Board Certification or eligibility.

     MAMSI maintains a physician review process to determine whether the needed levels of medical service are being provided in a timely and efficient manner. The Company conducts medical reviews to monitor the quality of care provided. The Company also monitors the hospital and out-of-plan referrals issued by primary care providers.

     In most situations, prior authorization must be obtained for non-emergency hospital admissions. Failure to secure prior authorization for non-emergency hospital admissions of enrollees may cause claims to be denied, and in some situations, provider sanctions. Prior to admission for non-emergency hospital services, MAMSI applies certain medical criteria to authorize the admission.

     After admission of an HMO enrollee, MAMSI monitors the course of hospital treatment and coordinates discharge planning in the hope of preventing unneeded use of medical resources. Although the Utilization Management staff is not permitted to interfere with a physician's medical judgment regarding the course of treatment, if the physician decides to extend an enrollee's stay beyond that authorized, the physician must provide medical justification for the necessity of such proposed action and obtain specific approval.

     As required by Federal and state law, the HMOs have established a grievance procedure to respond to enrollee and provider complaints.


     Enrollees are encouraged to use this procedure before proceeding further with a complaint. Once this procedure is exhausted, any unresolved complaint or grievance may be settled by binding arbitration rather than through the courts. There is a similar grievance procedure for physician complaints.

     In 1993, MAMSI invited the National Committee for Quality Assurance ("NCQA"), a private, non-profit organization, to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation is a voluntary process. The Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. MAMSI believes that it has adopted methodologies and programs designed to respond to concerns and questions raised in NCQA's assessment. The Company currently believes that, based on its success with large group sales since the denial of accreditation, the failure to receive NCQA accreditation has not had a significant adverse effect on its business or financial condition to date although certain large group customers have frozen their enrollment in MAMSI until accreditation is obtained. The Company believes that increasing public awareness of the various accreditation processes will potentially cause them to have more significance in the purchase and enrollment decisions which could be detrimental to the Company if NCQA accreditation is not obtained. The Company has been reviewed again for accreditation in December of 1996. Although the Company believes that the likelihood of NCQA accreditation is good, there can be no assurance that accreditation will be received or that MAMSI will not experience disenrollment if accreditation is not ultimately received. The Company has implemented the Health Plan and Employer Data and Information Set ("HEDIS") 2.5, which represents a core set of performance measures developed by NCQA to serve the employer as a purchaser.

     The Company's home health care and home infusion subsidiaries underwent voluntary accreditation review by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") during 1995. Full accreditation status was awarded as a result of this process.

     COMPETITION AND MARKETING STRATEGY

     The health care industry is characterized by intense competition. MAMSI recognizes the possibility that other firms with greater resources may enter into competition with MAMSI in the future by either entering its HMO Service Area or by designing alternative health care delivery systems. HMOs compete not only with other HMOs and managed care organizations such as provider sponsored organizations, but also with insurance companies that offer indemnity insurance products.

     MAMSI's HMOs compete with approximately 25 HMOs or other prepaid alternative health care delivery systems that have a presence in at least one of the cities or counties in MAMSI's service area. The following table sets forth MAMSI's best estimate of the HMO enrollment in 1996 of HMOs operating in its HMO Service Area. Certain of the HMOs are part of a larger entity and the enrollees estimated herein include only those in MAMSI's HMO Service Area.

                                                                             Approximate
                                                                                Number
     HMO                                             Plan Type              of Enrollees
     -------------                                   ---------              ------------
     Mid Atlantic Medical Services, Inc.* ..........     IPA                   640,000
     Kaiser Permanente Health Care Program .........   Group                   502,000
     NYLCARE of the Mid Atlantic....................     IPA                   298,000
     FreeState Health Plan** .......................     IPA                   234,000
     Prudential Healthcare..........................     IPA                   230,000
     Aetna/U.S. Healthcare..........................     IPA                   135,000
     Healthkeepers of Virginia***...................     IPA                   126,000
     Optima Health Plan.............................     IPA                   115,000
     George Washington University Health Plan ......   Group                    90,000
     United Healthcare of the Mid Atlantic .........     IPA                    76,000
     Southern Health Services (Coventry Corp.) .....     IPA                    58,000
     Capital Care****...............................     IPA                    55,000
     CIGNA Health Plan of Virginia .................     IPA                    48,000
     Sentara Health Plan ...........................   Staff                    48,000
     Other HMOs (11) ............................... Various                   317,000

     * - Includes individuals covered by the Company's HMOs only.


     ** - This company is owned by Blue Cross/Blue Shield of Maryland.

     *** - This company is owned by Blue Cross/Blue Shield of Virginia.

     **** - This company is owned by Blue Cross/Blue Shield of the National Capital Area.

     MAMSI's HMOs compete with other HMOs and insurance companies on the basis of price, network and range of services offered to enrollees. PHP-MD competes with the same entities and with other IPAs for physician services. PHP-MD believes that its capitation payments to PCPs and the fee for service payments to specialists are competitive with other HMOs. MAMSI believes that the freedom IPA-model HMOs offer their enrollees in choosing from a greater number of physicians constitutes a competitive advantage over group or staff model HMOs. The ability to retain and attract enrollees will depend, in part, on how present enrollees assess their benefit packages, quality of service, provider network, rates and the HMOs' responsiveness to enrollee needs.

     MAMSI subsidiaries employed approximately 580 full-time individuals who provided marketing services for its HMOs as of December 31, 1996. MAMSI's marketing strategy includes identifying and contacting employers with more than 50 employees in its HMO Service Area. In addition, the Company employs prospecting, telemarketing, employer group consultation, referrals by consultants, and the use of selected brokers to acquire new accounts. Since 1994, the Company's strategy has included reducing the use of brokers for new business while increasing its internal sales force. New members acquired by the Company's dedicated sales force accounted for 88% of total new members in 1996.

     RISK MANAGEMENT

     With the exceptions of the large group market and the certain small group markets, OCI uses underwriting criteria as a part of its risk management efforts. Underwriting is the process of analyzing the risk of enrolling employer groups in order to establish an appropriate premium rate. Utilizing underwriting criteria, OCI seeks to avoid contracting with employers that are likely to experience an actuarially higher than expected need for medical care. OCI's use of underwriting techniques is restricted in certain situations by state small group reform legislation (see further discussion under "Government Regulation").

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

     In addition, MAMSI's HMOs reduce the financial impact of catastrophic losses by maintaining reinsurance coverage for hospital costs. The reinsurer indemnifies 80% of the eligible in and out of service area medical expenses in excess of $200,000 per enrollee per year up to a lifetime maximum of $2,000,000 in eligible medical costs.

     Through June 30, 1996, PHP-MD generally placed 5% to 15% of the payments due to participating physicians in a Claims Reserve Risk Pool. The Claims Reserve Risk Pool constitutes a financial risk-sharing arrangement among the participating physicians and PHP-MD. Amounts held in the Claims Reserve Risk Pool may be distributed from time to time by PHP-MD to participating physicians if, in the judgment of PHP-MD's Board of Directors, PHP-MD's financial condition permits such distribution. Effective July 1, 1996, Maryland regulations eliminated the use of such risk pools by HMOs, therefore, commencing on that date the majority of PHP-MD payments to physicians are not reduced. Amounts placed in such risk pools, in jurisdictions where it is still permitted, are expected to be minor. The following table sets forth information regarding the portion of the amount in the Claims Reserve Risk Pool that was distributed to participating physicians in each calendar year.



                           Percentage
                          Distributed
     Year                 to Providers


     ----                 ------------
     1990                     16
     1991                      5
     1992                      4
     1993                     59
     1994                     58
     1995                      4
     1996                      0


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

     Although premiums established may vary from account to account through composite rate factors and special treatment of certain broad classes of enrollees, Federal regulations generally prohibit Federally qualified HMOs from traditional experience rating of accounts on a retrospective basis. Consistent with the practices of other Federally qualified HMOs, M.D. IPA, in some situations, bases the premiums it charges employers in part on the age, sex and geographic location of the enrolled employees. M.D. IPA believes that its premiums are competitive with other HMOs and health insurers and its health coverage is a better value for members because of the range of physician and hospital selection and other benefits provided.

     M.D. IPA contracts with the Office of Personnel Management ("OPM") to provide or arrange health services under the Federal Employees Health Benefit Program ("FEHBP"). The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. The premiums established under the OPM contract are subject to periodic review and audit to determine if they were established in compliance with the community rating and other requirements under the program.

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

     The Company's home health care operations are regulated principally in four areas: home health care licensing; certification for participation in private insurance and government reimbursement programs; employee licensure and training requirements; and Federal occupational safety guidelines. The Company believes that it is in compliance with all applicable regulations, which include possessing the required Certificates of Need in all locations in which such certificates are required. Additionally, the Company's infusion and mail order prescription businesses have obtained the necessary licenses and permits to operate as a full service pharmacy.


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

     Recently, the "Health Insurance Portability and Accountability Act of 1996, Public Law 104-191", commonly called the Kennedy-Kassebaum Bill for its primary sponsors, was enacted. This bill establishes certain Federal requirements for large group, small group, and individual health benefit plans, and applies not only to insurers and HMOs but also to ERISA plans.

     Kennedy-Kassebaum is intended to make coverage more portable and available by limiting pre-existing condition requirements; providing special enrollment periods for employees who lose other coverage or whose family status changes; prohibiting group plans from denying an individual coverage or charging a higher premium based on the individual's health status or history; and by guaranteeing coverage availability and renewability in certain circumstances in the small group and individual markets. Kennedy-Kassebaum also allows for the establishment of Medical Savings Accounts; increases the penalties for health care fraud and abuse; and calls for standardized health care information in order to reduce administrative costs.

     The effect of Kennedy-Kassebaum will differ from state to state. In the group market, state laws remain in effect unless they prevent the application of the new federal requirements, and in the individual market, state law will govern if the Health and Human Services Secretary determines that it provides an "acceptable alternative mechanism" to the federal requirement. This means that in those states, like Maryland, where state reforms have already been enacted, the legislation may have little, if any, effect in the small group market, but may have some effect in the individual market. In other states, the legislation may have a greater effect. State legislatures and regulators are currently trying to understand the requirements and implications of the law.

     Most of the provision of Kennedy-Kassebaum will take effect on July 1, 1997, but some, like the provisions pertaining to Medical Savings
     Accounts, take effect earlier and others, like administrative simplification, take effect later.

     In recent years, state legislatures in the Company's service area have been active in health care reform legislation targeted at the small group market, i.e., usually for groups of 2 to 50 employees. This small group reform is now in place in Maryland, Virginia, Delaware and North Carolina, but not in Pennsylvania, Washington, D.C. or West Virginia. Although different in many of the details, this type of legislation generally requires all HMOs and insurers that offer small group coverage to accept all small employers who apply for coverage and to guarantee coverage to their employees seeking coverage regardless of their health status. The legislation also requires renewal of these small group employer plans, limits rate renewal increases, mandates adjusted community rating and eliminates pre-existing condition limitations either entirely or within a short period of time, usually six months.

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

     The District of Columbia, which has not previously regulated HMOs, enacted legislation effective July 1, 1997, providing for regulatory oversight similar to that currently provided by other states. The Company does not anticipate any significant negative impact on its operations because of the new regulatory oversight in the District of Columbia.


     PREFERRED PROVIDER ORGANIZATIONS

     MAMSI offers PPO coverage through two subsidiaries: Alliance PPO, Inc. ("Alliance") and Mid Atlantic Psychiatric Services, Inc. ("MAPSI").

     PPOs allow enrollees to receive care from participating physicians at contractually negotiated rates. A PPO is different from an HMO in that a PPO does not assume any financial risk from medical utilization nor does it process claims payments to providers. All medical charges are paid directly by the payor, which can be either a self-funded employer, a health benefits trust fund or another health insurance company. In return for access to the PPO's network, the PPO charges the payor either a per employee rate or a percentage of the savings of actual claims processed for the services accessed. MAMSI's PPOs provide access to substantially the same provider network as MAMSI's HMOs.

     A PPO operates by being incorporated into an employer's current benefit program, and offers some or all of the following: access to physician, hospital and facility services; utilization management and quality assurance; and claims screening and repricing. The employer determines the level of the benefits and any applicable copayments.

     Alliance is marketed primarily through insurance companies, insurance brokers, consultants, third party administrators ("TPAs"), self-insured employers and union trusts. The advantages of a TPA marketing approach are minimized marketing costs and maximized market coverage through established TPA-employer relationships. Alliance also works directly with employers and unions that are self-insured and uses direct marketing efforts. The major competition comes from other PPOs and individual insurance carriers. At December 31, 1996, Alliance had contracts with approximately 19,800 employer groups that had access to the entire IPA provider network.

     The MAPSI PPO is comprised of providers specializing in mental health and substance abuse care. MAPSI's products are marketed directly to TPAs, self-insured groups, brokers, indemnity plans, union funds and consultants. In addition, MAPSI contracts with indemnity insurers that want to offer groups a managed care mental health product. MAPSI believes it has a competitive advantage with its unique mental health screening process that offers the employer the benefit of enhanced coordinated treatment for employees as well as increased cost savings. MAPSI's major competitors include CMG Health, Inc., Green Spring Mental Health and MCC Inc. At December 31, 1996, MAPSI had a provider network of approximately 3,000 psychiatrists, psychologists, social workers, and other affiliated licensed mental health providers.

     Alliance and MAPSI are most often marketed jointly and the prospective purchaser usually also purchases the MAPSI PPO if the Alliance PPO is purchased. The total number of lives covered under one or both of these PPO products as of December 31, 1996 was approximately 935,000.

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

     On October 7, 1994, MAMSI acquired all of the outstanding stock of HomeCall and its wholly owned subsidiary, FirstCall, Inc. ("FirstCall"), for approximately $10 million, including direct expenses. HomeCall is a state licensed, Medicare certified home health agency. The combined operations of HomeCall and FirstCall include 16 branch locations that serve virtually all of Maryland, the District of Columbia, Northern Virginia and the Panhandle area of West Virginia. HomeCall achieved full accreditation from the Joint Commission of Accreditation of


     Healthcare Organizations ("JCAHO"), following its survey of all services in November, 1995.

     Also during the fourth quarter of 1994, the Company formed a home infusion services company, HomeCall Pharmaceutical Services, Inc. ("HCPS"), which received its pharmacy license in 1994 and its Federal license from the Drug Enforcement Agency in 1995.

     HomeCall, FirstCall and HCPS provide services that are generally lower cost alternatives to institutional treatment and care. The Company believes that it will provide better care to its members and reduce its medical costs by substituting, where medically appropriate, in-home medical treatment for treatment in an institutional setting.

     Medical services provided by HomeCall, FirstCall and HCPS include skilled nursing, high-tech nursing in support of infusion therapy, maternal/infant nursing, physical, speech and occupational therapy, medical social work, nutrition consultation and home health care aides. Services provided by HCPS include a comprehensive range of in home drug infusion therapies, the delivery of infusion ready drugs for physician office based infusion therapy, mail order pharmacy (as described below) and some hospice (as described below).

     In April, 1996, HCPS started a mail-order pharmacy, HomeCall Mail Rx, which received its pharmacy license and its Federal license in 1996. HomeCall Mail Rx fills and delivers prescription oral medications via common carrier to patients in their homes. Approximately 10,000 prescriptions are filled each month.

     In November, 1996, the Company started HomeCall Hospice Services, Inc. ("Hospice"), which received its Maryland state license to operate a general hospice care program on December 3, 1996. Based in Columbia, Maryland, Hospice was organized to address the needs of terminally ill patients and their families. This hospice program will provide services to individuals in the comfort of their homes.

     Hospice currently serves the Baltimore and Washington, D.C. metropolitan areas. It is the goal of Hospice to extend its service delivery area to all geographical areas served by MAMSI. The addition of hospice services complements MAMSI's other home care products by having a full range of services available to its members.

     In addition to providing in-home medical care to the Company's members, HomeCall, FirstCall and HCPS will continue to provide services to other payors, including insurance companies, other HMOs and individuals.

     The Company also  has an equity interest in  an ambulatory surgery center
     located in Rockville, Maryland.   The surgery center conducts  outpatient
     surgery and services to HMO enrollees and other patients.

     A summary of MAMSI's membership enrollment in all product lines is as follows:

                                     MEMBERSHIP DATA AT DECEMBER 31
                                    ---------------------------------
     PRODUCT LINE                     1994        1995        1996
     ------------                   ---------------------------------
                                              (in thousands)
     Commercial HMO (1)               393.2       430.1       430.8
     Hybrid HMO (2)                    82.5        94.5       106.7
     Medicaid                          28.0        91.0        82.5
     Medicare                            .3         6.0        14.4
     Indemnity                          4.0        23.6        99.2
     ASO (3)                             --        13.2        11.0
                                    -------     -------     --------
                                      508.0       658.4       744.6
     PPO (4)                          698.0       825.0       935.0
                                    -------     -------     --------
     Total Membership               1,206.0     1,483.4     1,679.6
                                    =======     =======     ========

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

     INVESTMENTS

     The majority of the Company's investments are held by its state regulated subsidiaries to provide capital for those subsidiaries' operations and to satisfy capital, surplus and deposit requirements of the HMO and insurance laws of the various states in which the Company is licensed. HMO and insurance laws generally protect consumers of insurance products with one of the principal focuses being on financial solvency of the company's underwriting insurance risk. These laws and regulations limit the types of investments that can be made by the regulated entities with appropriate investments being deemed "admitted assets." Admitted assets are those assets that can be used to fulfill capital and surplus requirements. The Company's current investment policy generally prohibits investments that would be "non-admitted" for statutory reporting purposes. The Company has no investments in derivative financial instruments and has no current intention of owning such investments.

     EMPLOYEES

     As of December 31, 1996, the Company had a total of 2,661 employees, including 2,094 full-time and 567 part-time employees. MAMSI's home health care subsidiaries employed 764 of these employees (351 on a full-time basis and 434 on a part-time basis). None of the Company's employees are covered by a collective bargaining agreement and the Company has not experienced any work stoppage since its inception. The Company believes that it has a good relationship with its employees.

     ITEM 2. PROPERTIES

     To accommodate the Company's rapid growth, the Company has purchased six office buildings since 1988. These buildings are all located in
     Rockville, Maryland and total approximately 244,000 square feet of office and warehouse space. The Company's headquarters is located at 4 Taft Court, Rockville, Maryland 20850.

     In addition, the Company leases approximately 203,000 square feet of office space and approximately 5,200 square feet of warehouse space in various locations within its service areas to support sales and administrative operations.

     ITEM 3. LEGAL PROCEEDINGS

     During the fourth quarter of 1996, two shareholders of MAMSI, who own a total of 800 shares, filed a lawsuit in the Circuit Court of Montgomery County Maryland against MAMSI and its Chairman, alleging that, during the period February 29 through August 14, 1996, MAMSI and its Chairman fraudulently or negligently misrepresented certain matters concerning the Company's anticipated performance for the year ended December 31, 1996. The plaintiffs seek unspecified compensatory and punitive damages, pre- and post-judgement interest, attorneys' fees and costs, on behalf of themselves and a class of persons who purchased MAMSI's common stock between February 29 and August 14, 1996. MAMSI and its Chairman have filed a Motion to Dismiss the Complaint in its entirety, which is currently pending before the Court. The Company is not able to predict the probability of a favorable outcome or the amount of potential loss, in the event of an unfavorable outcome. MAMSI believes that even if the motion to dismiss is denied, it has meritorious defenses to the claims raised in the complaint and intends to defend the action vigorously.

     The Company is involved in other various legal actions arising in the normal course of business, some of which seek substantial monetary damages. After review, including consultation with legal counsel, management believes that any ultimate liability that could arise from these other actions will not materially affect the Company's consolidated financial position or results of operations.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for shareholder vote in the fourth quarter of 1996.

                                     PART II

     ITEM  5.  MARKET FOR  REGISTRANT'S COMMON EQUITY  AND RELATED STOCKHOLDER
     MATTERS

     The Company's common stock is currently listed on the New York Stock Exchange ("NYSE") under the trading symbol MME. The following table sets forth for the indicated periods the high and low reported sale prices of the common stock as furnished by the NYSE.

                                          1996                     1995
                                    HIGH        LOW          HIGH        LOW
                                   -----------------        -----------------
     First Quarter                 $24.38     $20.38        $26.13     $19.75
     Second Quarter                 24.00      14.25         25.00      16.63
     Third Quarter                  14.75      11.75         21.00      17.13
     Fourth Quarter                 13.38      10.13         25.13      17.50

     The Company has never paid any cash dividends on its common stock and presently anticipates that no cash dividends will be declared in the foreseeable future. Any dividends will depend on future earnings, the financial condition of the Company and regulatory requirements.

     As of February 28, 1997, there were approximately 795 stockholders of record of the Company's common stock.

     ITEM 6. SELECTED FINANCIAL DATA

                                                                       Year Ended December 31,
                                              1996           1995           1994           1993           1992
                                              ----           ----           ----           ----           ----
                                                                 (in thousands except share amounts)
     SELECTED INCOME STATEMENT DATA

     Revenue                                  $1,133,742     $  954,907    $   749,898      $  648,225    $   582,489
     Expense                                   1,138,677        858,567        663,343         605,779        561,176
     Income (loss) before income taxes and cumulative
       effect of accounting change                (4,935)        96,340         86,555          42,446         21,313
     Income (loss) before cumulative effect
       of accounting change                       (2,768)        61,124         54,530          25,496         13,460
     Net income (loss)                            (2,768)        61,124         54,530          24,833         13,460
     Earnings per common and common
       equivalent share (1):

     Income (loss) before cumulative effect of
         accounting change                          (.06)          1.28           1.15            0.57            0.31
     Net income (loss)                              (.06)          1.28           1.15            0.55            0.31
     Weighted average common and
       common equivalent shares
       outstanding (1)                        46,988,229     47,908,379     47,370,211      45,109,230      43,067,144
     SELECTED BALANCE SHEET DATA (AT DECEMBER 31)
     Working capital                             118,870        153,668         91,983          39,758           9,722
     Total assets                                334,719        354,182        268,522         189,561         130,356
     Long-term debt                                  134            194          5,331           5,763           6,416
     Stockholders' equity                        184,400        217,216        141,326          71,963          40,389
     Cash dividends per common share (2)             ---            ---            ---             ---             ---
     KEY RATIOS
     Medical loss ratio                             92.4%          81.9%          80.8%           86.3%           89.9%
     Administrative expense ratio                   10.7%          10.5%           9.4%            8.3%            7.4%
     Net income margin                              (.2%)           6.4%           7.3%            3.9%            2.3%
     OPERATING DATA
     Annualized hospital days per
       1,000 enrollees:
     All products and health services                331            313            312             321             326
     HMO only (3)                                    203            222            238             251             281
     Medicare                                      2,698          2,531            ---             ---             ---
     Medicaid                                        454            405            466             ---             ---
     Annualized hospital admissions per
       1,000 enrollees                                77             80             76              69              71
     HMO, hybrid, ASO and indemnity
       health enrollees at year end              745,000        658,000        508,000         440,000         448,000
     PPO enrollees at year end                   935,000        825,000        698,000         510,000         327,000
     Participating providers at year end          24,300         21,077         16,950          15,500          11,900

     Notes

     1. Earnings (loss) per common share are computed after giving effect to dilutive stock options. All per share amounts and weighted average common and common equivalent shares have been adjusted to reflect all stock dividends on a retroactive basis. See Note 12 to the consolidated financial statements.


     2. MAMSI has not declared or paid cash dividends on its common stock.

     3. Days are presented exclusive of skilled nursing, neonatal intensive care and psychiatric inpatient care.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING INFORMATION

     All forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is based on management's current knowledge of factors affecting MAMSI's business. MAMSI's actual results may differ materially if these assumptions prove invalid. Significant risk factors, while not all-inclusive, are:

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

     5. The possibility that the Company is not able to increase its market share at the anticipated premium rates.

     GENERAL

     During the three year period ended December 31, 1996, MAMSI and its subsidiaries (the "Company") have experienced substantial revenue growth due to increased HMO and PPO membership. The Company has achieved its membership growth by expanding its product line, which includes point-of-service, small group, indemnity health, hybrid products, Medicaid and Medicare products and through expansion into new geographic markets. Premium rates during this time have remained at or near competitive levels for the Company's marketplace. Prior to 1996, operating margins remained positive due to the control of medical expenses and, accordingly, profits and earnings per share have increased. During 1996, due to increasing medical utilization and continued downward competitive pressures on premium rates, the Company's consolidated operating margin turned slightly negative. The Company currently anticipates that there will be increases in premium rates during 1997 and that the Company's operating margins will again be positive. This is a forward-looking statement, and the Company's actual operating margins may differ from management's current expectation due to risk factors which may affect either the Company's revenues or expenses. See "Forward-Looking Information" above for a description of these risk factors.

     The Company generally receives a fixed premium amount per member per month while the majority of medical expenses are variable and significantly affected by spontaneous member utilization. Even with managed care controls, unusual medical conditions can occur, such as an outbreak of influenza or a higher than normal incidence of high cost cases (such as premature births, complex surgeries, or rare diseases). As a result, the Company's quarterly results can be materially effected and irregular. However, over the longer business cycle, the Company believes that its managed care control systems, underwriting procedures (when allowed) and network of providers will result in continued profitability.

     Due to the continued escalation of health care costs and the inability of many individuals to obtain health care insurance, numerous proposals relating to health care reform have been made, and additional proposals may be introduced, in the United States Congress and the legislatures of the states in which the Company operates or may seek to operate.

     Recently, the "Health Insurance Portability and Accountability Act of 1996, Public Law 104-191", commonly called the Kennedy-Kassebaum Bill for its primary sponsors, was enacted. This bill establishes certain Federal requirements for large group, small group, and individual health benefit plans, and applies not only to insurers and HMOs but also to ERISA plans.

     Kennedy-Kassebaum is intended to make coverage more portable and available by limiting pre-existing condition requirements; providing special enrollment periods for employees who lose other coverage or whose family status changes; prohibiting group plans from denying an individual coverage or charging a higher premium based on the individual's health status or history; and by guaranteeing coverage availability and renewability in certain circumstances in the small group and individual markets. Kennedy-Kassebaum also allows for the establishment of Medical Savings Accounts; increases the penalties for health care fraud and abuse; and calls for standardized health care information in order to reduce administrative costs.

     The effect of Kennedy-Kassebaum will differ from state to state. In the group market, state laws remain in effect unless they prevent the application of the new federal requirements, and in the individual market, state law will govern if the Health and Human Services Secretary determines that it provides an "acceptable alternative mechanism" to the federal requirement. This means that in those states like Maryland, where state reforms have already been enacted, the legislation may have little, if any, effect in the small group market, but may have some effect on the individual market. In other states, the legislation may have a greater effect. State legislatures and regulators are hurriedly trying to understand the requirements and implications of the law.

     Most of the provisions of Kennedy-Kassebaum will take effect on July 1, 1997, but some, like the provisions pertaining to Medical Savings
     Accounts, take effect earlier and some, like administrative simplification, take effect later.

     In recent years, state legislatures in the Company's service area have been active in health care reform legislation targeted at the small group market, i.e., usually for groups of 2 to 50 employees. This small group reform is now in place in Maryland, Virginia, Delaware and North Carolina, but not in Pennsylvania, Washington, D.C. or West Virginia.
     Although different in many of the details, this type of legislation generally requires all HMOs and insurers that offer small group coverage to accept all small employers who apply for coverage and to guarantee coverage to their employees seeking coverage regardless of their health status. The legislation also requires renewal of these small group
     employer   plans,  limits  rate   renewal  increases,  mandates  adjusted
     community rating and eliminates pre-existing condition limitations either entirely or within a short period of time, usually six months.

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

     The District of Columbia, which has not previously regulated HMOs, enacted legislation effective July 1, 1997 providing for regulatory oversight similar to that currently provided by other states. The Company does not anticipate any significant negative impact on its operations because of the new regulatory oversight in the District of Columbia.

     ------------------------------------------------------------------------
     --THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995
     ------------------------------------------------------------------------


     --
     RESULTS OF OPERATIONS

     Consolidated net income (loss) of the Company was $(2,768,000) and $61,124,000 in 1996 and 1995, respectively. Net earnings (loss) per share was $(.06) in 1996 as compared to $1.28 in 1995. The reduction in earnings is primarily attributable to a significant increase in the medical loss ratio for commercial products, continuing losses in the Company's Medicare product and lower earnings from the Company's Medicaid products. The medical loss ratio increased principally due to increased member utilization. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its marketplace. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia, and certain areas of West Virginia, North Carolina and Pennsylvania).

     Revenue for the year ended December 31, 1996 increased approximately $178.8 million or 18.7 percent over the year ended December 31, 1995. A 19 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $171.5 million in health premium revenue while the average monthly premium per enrollee, combined for all products, remained approximately the same. Management believes that commercial health premiums should increase over the next twelve months as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general pricing increases initiated by the Company. Medicare premiums should increase due to the Company initiated reduction in certain lower rate Medicare service areas and the January 1 increase in overall Medicare premiums paid by the government. This is a forward-looking statement. See "Forward-Looking Information" above for a description of the risk factors that may affect health premiums per member.

     The Company has implemented increased premium rates across essentially all of its commercial products which began to take effect in July, 1996. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Additionally, the Company received an approximate 2.5 percent premium rate increase in its Virginia Medicaid program and an approximate 4 percent increase in its
     Maryland Medicaid program, both effective July 1, 1996. Management believes that the commercial premium rate increases will have the effect of slowing down the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicare and Medicaid participation and reduced or eliminated certain service areas. Specifically, effective January 1, 1997, 59 counties and cities were eliminated from the Company's Medicare service area. Also effective January 1, 1997, the Company no longer participates in the mandated portion of the Virginia Medicaid program which serves Medicaid eligibles in the Tidewater area of Virginia. In addition, the Company has withdrawn from the Maryland Medicaid program due to changes to premium and benefit levels and other requirements made by the State of Maryland after it obtained an 1115 waiver and became a mandated state. As the Company is the largest provider of managed care Medicaid in Maryland, the Company will continue to provide services in 1997 until an orderly transition can be accomplished. The Company will be compensated during the transition period at a rate higher than the mandated program allows but lower than historical reimbursement. In 1996, the Company became licensed to serve portions of the Medicaid populations in West Virginia and North Carolina. The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, increased competition in the Company's service area and changes in state mandated enrollment in Medicaid HMO programs in which the Company participates. Enrollment may also decrease if the Company determines that premium reimbursement rates related to certain state Medicaid programs and the Medicare program are inadequate which might cause the Company to voluntarily withdraw from participation.

     Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries contributed $20.5 million in revenue in 1996 as compared to $18.9 million for 1995. This increase is the result of increasing business volume for these subsidiaries, particularly in the home infusion area, which is largely offset by an increasing relative percentage of business conducted for MAMSI HMO and indemnity members which is eliminated in consolidation. Revenue from life and short-term disability products contributed $3.2 million in 1996 as compared to $.9 million in 1995.

     During the second quarter of 1996, the Company received a letter from the Health Care Financing Administration ("HCFA") proposing a marketing sanction in connection with the administration of its Medicare product, asserting that the Company did not comply with certain HCFA requirements. The Company contested the assertions made by HCFA and was informed early in November, 1996 that, after reviewing the Company's response to the allegations, HCFA will not pursue the imposition of sanctions as proposed in their initial letter.

     In 1993, MAMSI invited the National Committee for Quality Assurance ("NCQA"), a private, non-profit organization, to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation is a voluntary process. The Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. MAMSI believes that it has adopted methodologies and programs designed to respond to concerns and questions raised in NCQA's assessment. The Company currently believes that, based on its success with large group sales since the denial of accreditation, the failure to receive NCQA accreditation has not had a significant adverse effect on its business or financial condition to date although certain large group customers have frozen their enrollment in MAMSI until accreditation is obtained. The Company believes that increasing public awareness of the various accreditation processes will potentially cause them to have more significance in the purchase and enrollment decisions which could be detrimental to the Company if NCQA accreditation is not obtained. The Company has been reviewed again for accreditation in December of 1996. Although the Company believes that the likelihood of NCQA accreditation is good, there can be no assurance that accreditation will be received or that MAMSI will not experience disenrollment if accreditation is not ultimately received. The Company has implemented the Health Plan and Employer Data and Information Set ("HEDIS") 2.5 which represents a core set of performance measures developed by NCQA to serve the employer as a purchaser.

     Medical  expenses as  a  percentage of  health premium  revenue ("medical loss ratio") increased to 92.4 percent in 1996 as compared to 81.9 percent for 1995 and, on a per member per month basis, medical expenses increased 12.8 percent. This significant increase is due to a combination of factors including lower commercial premiums charged due to competitive forces, higher than expected utilization by commercial members, cost increases due to legislatively mandated benefits and extremely high medical expenses related to the Company's Medicare enrollment. The medical cost factor of total medical costs may stabilize or only increase slightly from the current level over the next twelve months due to continuing efforts by the Company to implement product specific cost containment controls, expanded activity in specialized subrogation areas and claims review for dual health coverage, the adoption of regionalized and product specific fee maximums for health services, and the identification and possible termination of certain providers and specialists from the delivery network following a continuing, intensified peer review analysis. Additionally, the Company has greatly expanded its initial health assessments of new Medicare members after they have enrolled and also increased its Medicare case management personnel. The Company has also reduced the service area in which it offers its Medicare risk plan. This reduction in service area, effective January 1, 1997, primarily targets those areas where the current Medicare reimbursement is insufficient to support the Company's participation. These initiatives should help to control and reduce the cost of high cost cases which are driving the excessive medical loss ratio in the Medicare line of business. The overall medical loss ratio is expected to stabilize and decrease slowly from the current level over the next twelve months due to the combined effects of expanded utilization and case management efforts, continuing cost containment efforts, increases in health premiums, and the continuing analysis of expansion area and product line profitability. The statements in this paragraph regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

     The administrative expense ratio for 1996 increased to 10.7 percent as compared to 10.5 percent for 1995. This increase is due primarily to increased salaries and expenses in certain administrative areas of the Company, including utilization management and customer service departments, as well as additional sales expenses in new expansion areas in 1996. Management believes that the administrative expense ratio will exceed the current level over the next year due to the continued expansion of utilization management and other personnel. Management's expectations concerning the administrative expense ratio are forward-looking statements. The administrative expense ratio is affected by changes in health premiums per member, development of the Company's expansion areas and increased administrative activity related to business volume.

     Investment income increased $2.4 million or 20 percent primarily due to an increase of $1.5 million in realized gains on sales of marketable equity securities.

     Deferred tax assets are recognized for deductible temporary differences that, in management's opinion, are more likely than not to be realized in the current or future periods. The Company's history of operating revenue and income growth, and expectation of future operating income, provides strong positive evidence that these deferred tax assets will be realized. A valuation allowance has been recorded for net operating loss carry forwards generated by certain subsidiaries that are not deductible on a consolidated tax return. Management intends to continue to monitor the realizability of deferred tax assets in light of future circumstances and assess the reasonableness of the valuation allowance.

     The net margin rate decreased from 6.4 percent in 1995 to (.2) percent in 1996. This decrease is primarily due to the increase in the medical loss ratio.

     ------------------------------------------------------------------------
     --THE YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994
     ------------------------------------------------------------------------
     --

     RESULTS OF OPERATIONS

     Consolidated net income of the Company was $61,124,000 and $54,530,000 in 1995 and 1994, respectively, an increase of 12 percent. Earnings per share increased 11 percent from $1.15 in 1994 to $1.28 in 1995. The increase in earnings is primarily attributable to an increase in membership, increased investment income from higher invested balances and realized gains, and a reduction in per member per month medical expenses (principally due to a reduction in the return of physician withhold), partially offset by a reduction in premiums per enrollee and an increase in administrative expenses principally due to additions to the Company's internal sales force, expansion into new geographic territories and the operations of the home health care subsidiaries that were purchased in late 1994.

     Revenue in 1995 increased 27 percent to $954.9 million from $749.9 million in 1994. A 27 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $197.2 million in health premium revenue and a 2 percent decrease in average premiums per HMO and indemnity enrollee reduced health premium revenue by approximately $18.2 million. Health premiums per enrollee declined due to the combined effects of an increasing relative percentage of Virginia Medicaid HMO members with lower per enrollee revenues and the volatility of revenues from groups with alternative funding arrangements (i.e., revenues vary in a more direct way with medical expense) coupled with management's plan to price its commercial products competitively.

     Medical expenses as a percentage of premium revenue ("medical loss ratio") increased to 81.9 percent in 1995 as compared to 80.8 percent in 1994, principally due to a decrease in average premiums per enrollee and also higher than anticipated medical expenses in the Company's Medicare risk product. On a per member per month basis, medical expenses declined approximately .6 percent over the same period due to a reduction in the return of physician withhold, the effect of which was mostly offset by higher member utilization, particularly in the Medicare product.

     Administrative expenses as a percentage of revenue ("administrative expense ratio") increased to 10.5 percent in 1995 as compared to 9.4 percent in 1994. Administrative expenses increased 42 percent, from $70.5 million in 1994 to $100.3 million in 1995. The increase in the administrative expense ratio is primarily attributable to expenses of the Company's home health care subsidiaries, which were purchased in late 1994, the Company's territorial expansion into additional service areas within currently served states as well as into the new states of North Carolina, South Carolina, and Pennsylvania, the continued implementation of its plan to significantly increase its employee sales force and the higher costs of administering the Medicaid product, which became a more significant line of business for the Company in 1995.

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). Statement No. 115 requires that investments in all debt securities and equity securities with readily determinable fair values be classified into categories, which then establish the appropriate accounting treatment. At January 1, 1995, the Company's entire short-term investment portfolio was classified as available-for-sale and, as a result, the net unrealized gain associated with these securities of $1.1 million, net of tax, was recorded as a separate component of stockholders' equity. Also on the same date, the Company's statutory deposits, which consist of investments held in custodial accounts by state regulatory agencies, were classified as held-to-maturity and will continue to be carried at amortized cost.

     The net margin rate decreased from 7.3 percent  in 1994 to 6.4 percent in
     1995.   This decrease is primarily due  to lower premium rates on certain products and increased administrative expense.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is not capital intensive and the majority of the Company's expenses are payments to health care providers, which generally vary in direct proportion to the health premium revenues received by the Company. Although medical utilization rates vary by season, the payments for such expenses lag behind cash inflow from premiums because of the lag in provider billing procedures. In the past, the Company's cash requirements have been met principally from operating cash flow and it is anticipated that this source, coupled with the Company's operating line of credit, will be sufficient in the future.

     The  Company's  cash and  short-term  investments  decreased from  $215.6 million at December 31, 1995 to $155.4 million at December 31, 1996, primarily due to purchases of MAMSI common stock under the Company's stock repurchase program, the Company's 1996 net loss and the acceleration of claims payments. Accounts receivable increased from $61.3 million at December 31, 1995 to $77.0 million at December 31, 1996. This $15.7 million increase is primarily due to the increase in membership during 1996 combined with a lower than normal balance in receivables at December 31, 1995 due to a higher relative volume of payments made by employer groups during the last month of the year.

     Prepaid expenses, advances and other current assets increased from $9.0 million at December 31, 1995 to $32.3 million at December 31, 1996, principally due to estimated tax refunds for net operating loss carrybacks available for certain MAMSI subsidiaries and other reductions in estimated tax liabilities related to the net loss for the year plus certain other tax deductions not related to book income. Statutory deposits decreased from $10.5 million at December 31, 1995 to $9.1 million at December 31, 1996 due to the release by state regulatory authorities of certain deposits related to an affiliated HMO that was merged into M.D. IPA in 1993.

     Short-term investments are marked to market at the end of every quarter and the resulting unrealized gain or loss is reflected in the ending stockholders' equity balance. Accordingly, stockholders' equity at December 31, 1996 reflects an unrealized gain of $.3 million, net of tax, on the Company's short-term investments primarily due to the impact of falling interest rates on the market value of the Company's debt securities.

     Medical claims payable increased from $108.5 million at December 31, 1995 to $118.6 million at December 31, 1996 primarily due to increased membership, increased member utilization and related claims accruals.

     Additional paid-in capital increased from $40.4 million at December 31, 1995 to $173.3 million at December 31, 1996, principally due to the establishment of a stock compensation trust. This trust is used to provide shares of the Company s stock to meet its stock option plan obligations. Amounts recorded for treasury stock increased in 1996 by approximately $41.2 million due to stock purchases under the Company's stock repurchase program.

     The Company currently has access to total revolving credit facilities of $24.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At December 31, 1996, approximately


     $2.2 million was drawn against these facilities.

     Following is a schedule of the short-term capital resources available to the Company:

                                                                 December 31
     (in thousands)                                         1996          1995
                                                            ------------------

     Cash and cash equivalents                           $   4,065    $  10,874
     Short-term investments                                151,359      204,734
     Working capital advances to Maryland
       hospitals                                             6,432        4,053
                                                          --------    ---------
     Total available liquid assets                         161,856      219,661
     Credit line availability                               21,802        7,880
                                                          --------    ---------
     Total short-term capital resources                  $ 183,658    $ 227,541
                                                         =========    =========

     Certain MAMSI subsidiaries that are subject to regulation by state insurance departments must notify state regulators before the payment of any dividends to MAMSI and, in certain circumstances, must receive positive affirmation prior to such payment. The Company does not perceive these requirements to be a significant restriction on the subsidiaries' ability to pay appropriate future dividends to the parent company.

     The  Company does not anticipate  any adverse impact  on future liquidity
     due   to  medical   malpractice  issues   because  the   Company  carries
     substantial professional liability insurance.

     The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations. Certain capital expenditures will be made over the next year to enhance the Company's computer systems, to establish additional sales offices and to make necessary improvements to existing administrative offices.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             PAGE
                                                                      ----

     Consolidated Balance Sheets as of December 31, 1996 and 1995.....  24

     Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994...............................  25

     Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1996, 1995 and 1994...........  26

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994...............................  27

     Notes to Consolidated Financial Statements.......................  28

     Report of Ernst & Young LLP Independent Auditors.................  42

     Selected Quarterly Financial Data for Fiscal Years 1996 and
       1995 (Unaudited)...............................................  43

                               Mid Atlantic Medical Services, Inc.
                                  Consolidated Balance Sheets

                                                                                          December 31,
     (in thousands except share amounts)                                               1996         1995
                                                                                    ----------    ---------
     ASSETS
     Current assets
       Cash and cash equivalents                                                    $   4,065    $ 10,874
       Short-term investments (Note 2)                                                151,359     204,734
       Accounts receivable, net (Note 3)                                               77,042      61,263
       Prepaid expenses, advances and other                                            32,323       8,974
       Deferred income taxes (Note 8)                                                   4,033       4,379
                                                                                     --------    --------
     Total current assets                                                             268,822     290,224

     Property and equipment, net (Note 4)                                              45,210      38,704
     Statutory deposits (Note 2)                                                        9,125      10,543
     Other assets                                                                      10,261      11,373
     Deferred income taxes (Note 8)                                                     1,301       3,338
                                                                                    ---------    --------
         Total assets                                                               $ 334,719    $354,182
                                                                                    =========    ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Currrent liabilities
       Notes payable (Note 5)                                                       $      60    $    210
       Short-term borrowings (Note 5)                                                   1,973       1,651
       Accounts payable                                                                18,755      15,075
       Medical claims payable, net (Note 6)                                           118,649     108,490
       Deferred premium revenue                                                        10,479      10,125
       Deferred income taxes (Note 8)                                                      36       1,005
                                                                                     --------    --------
     Total current liabilities                                                        149,952     136,556
     Notes payable (Note 5)                                                               134         194
     Deferred income taxes (Note 8)                                                       233         216
                                                                                     --------    --------
         Total liabilities                                                            150,319     136,966

     Stockholders' equity (Notes 11, 12 and 14)
     Common stock, $0.01 par, 100,000,000 shares authorized,
       56,772,502 issued and 54,677,862 outstanding at
       December 31, 1996; 46,631,327 issued and 46,585,387
       outstanding at December 31, 1995                                                   567         466
     Additional paid-in capital                                                       173,325      40,374
     Stock compensation trust (common stock held in trust)                           (120,652)
     Treasury stock, 2,094,640 shares at December 31, 1996; 45,940
       shares at December 31, 1995                                                    (41,211)        (33)
     Unrealized gains and losses on investments, net of tax
       of $174 and $1,004 (Note 2)                                                        265       1,535
     Retained earnings                                                                172,106     174,874
                                                                                     --------    --------
         Total stockholders' equity                                                   184,400     217,216
                                                                                     --------    --------
         Total liabilities and stockholders' equity                                 $ 334,719    $354,182
                                                                                     ========    ========


     The accompanying notes are an integral part of these consolidated financial statements.

                               Mid Atlantic Medical Services, Inc.
                              Consolidated Statements of Operations

                                                                          Year Ended December 31,
     (in thousands except share amounts)                               1996         1995         1994
                                                                    -----------   ----------   ----------
     Revenue
       Health premium                                               $ 1,079,223   $  907,694   $  728,743
       Fee and other                                                     16,376       15,334        9,760
       Life and short-term disability premium                             3,240          961
       Home health services                                              20,519       18,910       4,745
       Investment                                                        14,384       12,008       6,650
                                                                      ---------    ---------   ---------
     Total revenue                                                    1,133,742      954,907     749,898
                                                                      ---------    ---------   ---------
     Expense
       Medical expense
         Referral and ancillary care (Notes 9 and 10)                   432,487      320,412     271,042
         Hospitalization, net of coordination of benefits               349,445      247,870     191,902
         Primary care (Notes 9 and 10)                                  100,692       93,320      70,960
         Prescription drugs                                             115,544       80,438      56,246
         Reinsurance premiums, net (Note 7)                                (600)       1,587      (1,160
                                                                      ---------    ---------    --------
                                                                        997,568      743,627     588,990
                                                                      ---------    ---------    --------
     Life and short-term disability claims                                2,314          934
                                                                      ---------    ---------    --------
     Home health patient services                                        17,141       13,684       3,817
                                                                      ---------    ---------    --------
     Administrative expense
       Salaries and benefits                                             76,627       62,706      42,740
       Promotion and advertising                                          4,182        3,246       4,504
       Facilities, maintenance and supplies                              23,398       19,134      11,990
       Professional services                                              5,837        3,717       2,701
       Other (including interest expense of $691, $1,010 and $1,208)     11,610       11,519       8,601
                                                                      ---------     --------    --------
                                                                        121,654      100,322      70,536
                                                                      ---------     --------    --------
     Total expense                                                    1,138,677      858,567     663,343
                                                                      ---------     --------    --------
     Income  (loss) before income taxes                                  (4,935)      96,340      86,555
     Income tax benefit (expense) (Note 8)                                2,167      (35,216)    (32,025)
                                                                     ----------    ---------    ---------
     Net income (loss)                                              $    (2,768)  $   61,124   $   54,530
                                                                     ==========    =========    =========
     Earnings (loss) per common and
       common equivalent share (Notes 11 and 12):
     Net income (loss)                                              $     (.06)   $     1.28   $     1.15
                                                                     =========     =========    =========
     Weighted average common and
        common equivalent shares outstanding (Note 12)              46,988,229    47,908,379   47,370,211
                                                                    ==========    ==========   ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                               Mid Atlantic Medical Services, Inc.
                  Consolidated Statements of Changes in Stockholders' Equity

                                                           Additional       Stock                Unrealized
                                             Common         Paid-In      Compensation   Treasury   Gains and   Retained
     (in thousands except share amounts)     Stock          Capital         Trust         Stock     (Losses)   Earnings     Total
                                            ---------      ---------     ------------   ---------  ---------  ---------   --------
                                            ---------      ---------     ------------   ---------  ---------  ---------   --------

     Balance, December 31, 1993              $   220       $  12,553                    $    (30)             $ 59,220   $ 71,963

     Adjustment to beginning balance
       for change in accounting
       method, net of tax of $718
         (Note 2)                                                                                  $  1,099                 1,099
     Exercise of stock options for
       1,520,975 shares of MAMSI
       common stock                               10           6,127                                                        6,137
     Stock option tax benefit                                 10,973                                                       10,973
     100% stock dividend                         226            (226)
     Change in unrealized gains
       and (losses), net of tax
       of $2,208                                                                                      (3,377)              (3,377)
     Other                                                         4                          (3)                               1
     Net Income                                                                                                  54,530    54,530
                                            ---------      ---------     ------------   ----------   --------    -------   -------
     Balance, December 31, 1994                  456          29,431                          (33)    (2,278)    113,750   141,326

     Exercise of stock options for
       967,800 shares of MAMSI
       common stock                               10           4,533                                                        4,543

     Change in unrealized gains
       and (losses), net of tax of $2,494                                                              3,813                3,813
     Net Income                                                                                                  61,124    61,124
                                           ----------      ---------     -----------    ----------  -------    -------    -------
     Balance, December 31, 1995                  466          40,374                         (33)     1,535    174,874    217,216

     Exercise of stock options for
       1,011,175 shares of MAMSI
       common stock                               10           5,682                                                        5,692
     Stock option tax benefit                                  6,162                                                        6,162
     Establishment of Stock
       Compensation Trust for
       9,130,000 shares of MAMSI
       common stock                               91         130,011      $ (130,102)
     Exercise of stock options
       for 109,300 shares released from
       the Stock Compensation Trust                           (1,011)          1,557                                         546
     Adjustment to market value
       for shares held in Stock
       Compensation Trust                                     (7,893)          7,893
     Repurchase of 2,048,700 shares of
       MAMSI common stock                                                                (41,178)                        (41,178)
     Change in unrealized gains


       and (losses), net of tax
       of $830                                                                                      (1,270)               (1,270)
     Net loss                                                                                                  (2,768)    (2,768)
                                           ---------      ---------       ---------    --------     ------    -------     -------
     Balance, December 31, 1996           $      567     $  173,325      $ (120,652)  $ (41,211)   $   265   $172,106    $184,400
                                           =========      =========       =========    ========     ======    =======     =======

     The accompanying notes are an integral part of these consolidated financial statements.

                               Mid Atlantic Medical Services, Inc.
                              Consolidated Statements of Cash Flows

                                                                                       Year  Ended  December  31,
     (in thousands)                                                                 1996          1995          1994
                                                                                 ---------      ---------      ---------
     Cash flows from operating activities:
       Net income (loss)                                                        $   (2,768)     $   61,124     $   54,530
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                                  7,874          6,026          4,225
       Provision for bad debts                                                        1,728             47            370
       Provision for deferred income taxes                                            2,261          4,971         (2,435)
       Loss on sale and disposal of assets                                               13             78          1,126
       Changes in operating assets and liabilities, net of effects of acquisition of subsidiary:
          Increase in accounts receivable                                           (17,507)       (24,279)        (6,575)
          Decrease (increase) in prepaid expenses, advances and other               (23,349)        (3,231)           726
          Increase (decrease) in accounts payable                                     3,680         (2,490)         5,016
          (Decrease) in income taxes payable                                                        (2,589)          (465)
          Increase (decrease) in medical claims payable, net                         10,159         23,476         (2,346)
          Increase (decrease) in deferred premium revenue                               354         (3,219)         4,936
                                                                                  ---------      ---------      ---------
     Total adjustments                                                              (14,787)        (1,210)         4,578
                                                                                  ---------      ---------      ---------
               Net cash provided by (used in) operating activities                  (17,555)        59,914         59,108
                                                                                  ---------      ---------      ---------
     Cash flows provided by (used in) investing activities:
       Purchases of short-term investments                                         (338,943)      (426,601)      (220,410)
       Sales of short-term investments                                              392,219        365,076        184,826
       Purchases of property and equipment                                          (13,469)       (10,027)        (8,317)
       Acquisition of subsidiary                                                                                   (9,958)
       Purchases of statutory deposits                                               (2,407)        (1,405)        (5,219)
       Maturities of statutory deposits                                               1,824            739             23
       Purchases of other assets                                                       (247)          (725)        (1,997)
       Proceeds from sale of assets                                                     435            946          1,392
                                                                                 ----------      ----------     ---------
               Net cash provided by (used in) investing activities                   39,412        (71,997)       (59,660)
                                                                                 ----------      ----------     ---------
     Cash flows provided by (used in) financing activities:
       Proceeds from notes payable                                                                     300            200
       Principal payments on notes payable                                             (210)        (5,953)          (677)
       Increase in short-term borrowings                                                322            603
       Exercise of stock options                                                      6,238          4,543          6,137
       Stock option tax benefit                                                       6,162          6,410         10,973
       Purchase of treasury stock                                                   (41,178)
                                                                                   ---------     ----------     ---------
               Net cash provided by (used in) financing activities                  (28,666)         5,903         16,633
                                                                                   ---------     ----------     ---------
     Net increase (decrease) in cash and cash equivalents                            (6,809)        (6,180)        16,081
     Cash and cash equivalents at beginning of year                                  10,874         17,054            973
                                                                                  ---------      ---------      ---------
     Cash and cash equivalents at end of year                                     $   4,065      $  10,874      $  17,054
                                                                                   =========      =========     =========


     The accompanying notes are an integral part of these consolidated financial statements.

                        Mid Atlantic Medical Services, Inc.
                   Notes to Consolidated Financial Statements

     NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company whose subsidiaries are active in managed health care and other life and health insurance related activities. MAMSI's principal markets currently include Maryland, Virginia, the District of Columbia, Delaware, West Virginia, North Carolina and Pennsylvania. MAMSI and its subsidiaries (collectively referred to as the "Company") have developed a broad range of managed health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company, home health care and home infusion services companies, a hospice company, a mail order pharmacy, and part ownership in an outpatient surgery center.

     MAMSI delivers managed health care services principally through HMOs. The HMOs, MD-Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice, Inc. ("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") arrange for health care services to be provided to an enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

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

     MAMSI  Life and  Health Insurance  Company   ("MAMSI Life")  develops and
     markets indemnity health products and group life, accidental death and short-term disability insurance.

     HomeCall, Inc., FirstCall, Inc. and HomeCall Pharmaceutical Services, Inc. ("HCPS") provide in-home medical care including skilled nursing, infusion and therapy to MAMSI's HMO members and other payors. In addition, HCPS provides mail-order pharmacy services to MAMSI's HMO members and other payors.

     HomeCall  Hospice   Services,  Inc.   ("Hospice")  began   operations  in
     December, 1996 and provides services to terminally ill patients and their families.

     The   significant  accounting   policies  followed   by  MAMSI   and  its
     subsidiaries are described below.

     PRINCIPLES OF CONSOLIDATION


     The  consolidated financial statements include  the accounts of MAMSI and
     its  subsidiaries.    All  significant intercompany  balances  have  been
     eliminated in consolidation.

     MAJOR CUSTOMERS

     The Company's operations are conducted within one business segment. A significant portion of the Company's premium revenue is derived from federal, state and local government agencies, including governmental employees and Medicaid and Medicare recipients. For the years ended December 31, 1996, 1995 and 1994, approximately 11%, 7% and 9%, respectively, of premium revenue was derived from federal government agencies, and approximately 26%, 21% and 18%, respectively, was derived from state and local government agencies.

     CASH EQUIVALENTS

     Floating rate municipal putable bonds, which possess an insignificant risk of loss from changes in interest rates, that have been held less than three months, are classified as cash equivalents.

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

     HEALTH PREMIUM

     Amounts charged for health care services are recognized as premium revenue in the month for which enrollees are entitled to receive care. Included in premium revenue are amounts due from customers that utilize the Company's capitated primary care physician network, its medical utilization management services and other services related to health management and who self-fund, generally up to specified limits, certain elements of medical costs, such as hospitalization and specialist physicians. Premium revenue received in advance is recorded as deferred premium revenue.

     FEE AND OTHER

     Amounts charged to third party payors solely for use of the Company's provider network and its discounted fee-for-service rate structure are recognized as fee revenue. Amounts charged for administrative services only arrangements entailing only claims payment services and utilization of the provider network without utilization of the Company's primary care physician network and utilization management services and under which the Company bears no insurance risk, are recognized as fee revenue.

     HOME HEALTH SERVICES


     Amounts charged to patients, third party payors and others for home health services are recorded at net realizable amounts, including retroactive adjustments under cost reimbursement agreements with third party payors.

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

     Capitation   costs   represent  monthly   fixed  fees   to  participating
     physicians and other medical providers as retainers for providing continuing medical care.

     The Company believes that its IBNR claims reserves are adequate to satisfy its ultimate claims liabilities; however, the IBNR liability as established may vary significantly from actual claims amounts, both negatively or positively, and as such adjustments are deemed necessary, they are included in current operations. Establishment of IBNR claims estimates is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate to cover actual ultimate expenses. Subsequent actual experience could result in reserves being too high or too low which could positively or negatively impact the Company's earnings in future periods.

     COORDINATION OF BENEFITS

     Coordination of benefits ("COB") results from the determination that the Company has paid for medical claims expenses for which an enrollee has duplicate coverage and for which another insurer is primarily liable. In the consolidated statements of operations, such identified amounts are classified as a reduction of hospitalization expense and, in the consolidated balance sheets, such amounts are classified as a reduction of medical claims payable.

     INCOME TAXES

     The income tax provision includes Federal and state income taxes both currently payable and deferred because of differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding. Shares held in the Company's Stock Compensation Trust (see
     Note 12) are excluded from weighted average shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

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

     ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.


     STOCK OPTION PLANS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized.

     RECLASSIFICATIONS

     Certain balances in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

     NOTE 2 - INVESTMENTS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). Under this statement, securities are classified into categories and are valued based upon this designation. Securities classified as available-for-sale, which include debt and equity securities that the Company does not have the positive intent to hold to maturity, are marked to market with the resulting unrealized gain or loss reflected in stockholders' equity. Securities classified as held-to-maturity, which are debt securities that the Company has both the positive intent and ability to hold to maturity, are carried at amortized cost. During 1996, statutory deposit investments with an amortized cost of $2,001,000 were released by state regulatory agencies and transferred to the Company's short-term investment portfolio. The unrealized gain at the date of transfer was $28,000.

     On January 1, 1994, the Company classified its short-term investments as available-for-sale. As a result, the Company recorded net unrealized gains of $1.1 million, net of tax, as a separate component of stockholders equity. In addition, the Company classified its statutory deposits as held to maturity with no effect on the recorded value. Management re-evaluates these designations annually.

     The following is a summary of available-for-sale and held-to-maturity securities at December 31, 1996:

                                                        -------------------------------------------------------
                                                                          Gross         Gross        Estimated
     (in thousands)                                                    Unrealized     Unrealized        Fair
                                                           Cost           Gains         Losses         Value
                                                        -------------------------------------------------------
     AVAILABLE-FOR-SALE SECURITIES
     Obligations of states and political subdivisions   $  98,115      $    885       $    107      $  98,893
     Municipal bond funds                                   8,201                                       8,201
     Other debt securities                                  1,478            57                         1,535
     Accrued interest                                       1,031                                       1,031
                                                         --------      --------       ---------      --------
     Debt securities                                      108,825           942            107        109,660
     Equity securities                                     39,183         1,555          1,671         39,067
     Mutual funds                                           2,911           142            421          2,632
                                                         --------      --------       ---------      --------

     Short-term investments                             $ 150,919      $  2,639       $  2,199      $ 151,359
                                                         ========      ========       ========       ========


     HELD-TO-MATURITY SECURITIES
     U.S. Treasury securities and obligations
       of U.S. government agencies                      $   6,224      $    100       $     15      $   6,309
     Obligations of states and political subdivisions       2,003           121              3          2,121
     Other investments                                        898                                         898
                                                         --------      --------        --------      --------
     Statutory deposits                                 $   9,125     $     221       $     18      $   9,328
                                                         ========      ========        ========      ========

     The following is a summary of available-for-sale and held-to-maturity securities at December 31, 1995:

                                                        ------------------------------------------------------
                                                                         Gross          Gross        Estimated
     (in thousands)                                                    Unrealized     Unrealized        Fair
                                                           Cost           Gains         Losses         Value
                                                        ------------------------------------------------------
     AVAILABLE-FOR-SALE SECURITIES
     U.S. Treasury securities and obligations
       of U.S. government agencies                     $       20                                   $      20
     Obligations of states and political subdivisions      98,681      $  1,306       $     30         99,957
     Municipal bond funds                                  68,204                                      68,204
     Other debt securities                                  2,587            94                         2,681
     Accrued interest                                       1,163                                       1,163
                                                         --------       -------       --------       --------
     Debt securities                                      170,655         1,400             30        172,025
     Equity securities                                     27,343         2,270          1,112         28,501
     Mutual funds                                           4,197            11                         4,208
                                                         --------       -------      ---------       --------

     Short-term investments                            $  202,195      $  3,681     $    1,142      $ 204,734
                                                         ========       =======      =========       ========
     HELD-TO-MATURITY SECURITIES
     U.S. Treasury securities and obligations
       of U.S. government agencies                     $    5,542      $    167     $        1      $   5,708
     Obligations of states and political subdivisions       4,103           181                         4,284
     Other investments                                        898                                         898
                                                         --------       -------       --------       --------
     Statutory deposits                                $   10,543      $    348      $       1      $  10,890
                                                         ========       =======       ========       ========


     For the years ended December 31, 1996 and 1995, marketable equity available-for-sale securities with a fair value at the date of sale of $53,037,000 and $30,676,000, respectively, were sold. The gross realized gains on such sales totaled $8,971,000 and $5,943,000, and the gross realized losses totaled $3,072,000 and $1,149,000 for each of the respective periods. Realized gains and losses are included in investment income. Other sales of short-term investments consisted principally of redemptions from municipal bond funds.

     The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                     ------------------------
     -
                                                                   Estimated
                                                                      Fair
     (in thousands)                                     Cost         Value
                                                     ------------------------
     -
     AVAILABLE-FOR-SALE
     Due in one year  or less                              $   16,747       $
     16,762
     Due after one year  through five years                    46,687
     47,091
     Due after five  years through ten years                   26,221
     26,492
     Due after  ten years                                       19,170
     19,315
                                                      ---------       --------
     -
     Debt securities                                            108,825
     109,660
     Equity securities                                          39,183
     39,067
     Mutual funds                                               2,911
     2,632
                                                      ---------       --------
     -
                                                     $     150,919           $
     151,359
                                                      =========
     =========
     HELD-TO-MATURITY
     Due in  one year or less                            $      908      $
     908
     Due after one  year through five years                    3,778
     3,829
     Due  after five years through  ten years                  3,005
     3,035
     Due after ten years                                        1,434
     1,556
                                                      ---------       --------
     -
                                                     $       9,125        $
     9,328
                                                      =========
     =========



     NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following at December 31:



                                                     ------------------------
     -
     (in thousands)                                     1996           1995
                                                     ------------------------
     -
     Premium and fee accounts                              $  58,756        $
     43,737
     Home health service accounts                             2,677
     2,869
     Medical recoverables                                     11,707
     10,419
     Other                                                     9,268
     7,876
     Less: allowance for  doubtful accounts                  (5,366)
     (3,638)
                                                      ---------       --------
     -
                                                     $    77,042           $
     61,263
                                                      =========
     =========

     Medical recoverables consist of refunds identified on paid claims that will be collected in the following year. This amount has been recorded as a reduction of medical expense in the consolidated statements of operations. Other receivables consist primarily of amounts due for reinsurance recoveries and pharmacy rebates.

     NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                     -------------------------
     (in thousands)                                     1996           1995
                                                     -------------------------
     Land, buildings and improvements                $  20,906      $  20,004
     Computer equipment and software                    30,151         21,823
     Office furniture and equipment                     15,566         11,673
     Leasehold improvements                                495            295
                                                      ---------      ---------
                                                        67,118         53,795
     Less: accumulated depreciation and
       amortization                                    (21,908)       (15,091)
                                                      ---------      ---------
                                                     $  45,210      $  38,704
                                                      =========      =========


     NOTE 5 - NOTES PAYABLE

     Notes payable consists of the following at December 31:

                                                     -------------------------
     (in thousands)                                     1996           1995
                                                     -------------------------
     Equipment term loan secured by certain
       computer equipment with interest due at
       9.8%.  Principal is paid in equal monthly
       installments with interest until maturity
       in March 1996                                                $      150
     Other notes payable                             $     194             254
     Current portion                                       (60)           (210)
                                                      ---------      ---------
     Noncurrent portion                              $     134      $      194
                                                      =========      =========

     On September 1, 1995, the Company paid off in full, from available cash, its mortgage note payable amounting to approximately $5.0 million.

     The noncurrent portion of notes at December 31, 1996 mature in future years as follows (in thousands):

       1998                       $60
       1999                        60
       2000                        14

     The  Company  has access  to  total  line-of-credit and  letter-of-credit
     facilities  of  $24  million,  which   are  subject  to  annual  renewal.


     Borrowings bear interest at a rate based on either the bank's prime rate or the Federal Funds rate plus .75% and are secured by certain cash balances and short-term investments. At December 31, 1996, approximately $1.97 million was outstanding on one of the lines-of-credit at an interest rate of 7.91% and approximately $225,000 was outstanding in letters-of-credit.

     Interest   expense  paid  in  cash   during  1996,  1995   and  1994  was
     approximately $688,000, $1,541,000 and $708,000, respectively.

     NOTE 6 - MEDICAL CLAIMS PAYABLE

     Medical claims payable consists of the following at December 31:

                                                     -------------------------
     (in thousands)                                     1996           1995
                                                     -------------------------
     Medical claims payable                          $ 123,163       $ 112,362
     Coordination of benefits recoverable               (4,514)        (3,872)
                                                      ---------      ---------
                                                     $ 118,649      $  108,490
                                                      =========      =========


     NOTE 7 - REINSURANCE

     M.D. IPA, OCI, OCCI, OCIPA and MAMSI Life maintain reinsurance coverage to provide for reimbursement of claims in excess of certain limits. Reinsurance for health claims generally covers 80% of all hospital costs in excess of a deductible amount per enrollee per year (subject to a $2,000,000 maximum lifetime reinsurance limit per person) but excludes coverage of costs in excess of certain per diem rates. The deductible per enrollee was raised from $100,000 to $200,000 effective October 1, 1994. Reinsurance for life and accidental death claims generally covers all settlements in excess of $50,000 per person subject to a $1,000,000 maximum recovery per person. Reinsurance recoveries for the years ended December 31, 1996, 1995 and 1994 were approximately $2,288,000, $128,000 and $3,029,000, respectively. In the consolidated statements of operations, reinsurance premiums are shown net of the related recoveries.


     NOTE 8 - INCOME TAXES

     At December 31, 1996, the Company has net operating loss carryforwards of approximately $1.3 million for income tax purposes that expire in various years beginning in the year 2002. Approximately $1.2 million of these carryforwards relate to HomeCall, Inc. operations prior to MAMSI's acquisition. The Company's ability to utilize these net operating loss carryforwards is limited.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31:

                                                     --------------------------
     (in thousands)                                     1996            1995
                                                     --------------------------
     Deferred tax liabilities:
       Accelerated depreciation                      $   3,558      $    2,597
       Unrealized investment gains                         174           1,004
                                                      ---------      ---------
     Total deferred tax liabilities                      3,732           3,601
                                                      ---------      ---------
     Deferred tax assets:
       Accrued medical expenses                          4,510           6,040
       Premium revenue adjustments                         725             710
       Allowance recapture                               1,753           1,229
       Accrued pension expenses                          1,405           1,199
       Other                                             1,166           1,047
                                                      ---------      ---------
     Total deferred tax assets                           9,559          10,225
     Valuation allowance for deferred tax assets          (762)           (128)
                                                      ---------      ---------
     Net deferred tax assets                             8,797          10,097
                                                      ---------      ---------
                                                     $   5,065      $    6,496
                                                      =========      =========
     Included in the consolidated balance sheets:

       Current assets - deferred income taxes        $   4,033      $    4,379
       Non-current assets - deferred income taxes        1,301           3,338
       Current liabilities - deferred income taxes         (36)         (1,005)
       Non-current liabilities - deferred
         income taxes                                     (233)           (216)
                                                      ---------      ---------
       Net deferred tax assets                       $   5,065     $     6,496
                                                      =========      =========

     Significant components of the provision for income taxes attributable to continuing operations are as follows for the years ended December 31:

     (in thousands)                                      1996           1995           1994
                                                     ----------------------------------------
     Current:
       Federal                                       $   (4,239)     $   32,217     $  22,924
       State                                               (189)          5,844         3,861
                                                      ---------       ---------      --------
       Total current                                     (4,428)         38,061        26,785
                                                      ---------       ---------      --------


     Deferred:
       Federal                                            1,828         (2,207)         4,286
       State                                                433           (638)           954
                                                      ---------       ---------      --------
       Total deferred                                     2,261         (2,845)         5,240
                                                      ---------       ---------      --------
                                                     $   (2,167)     $  35,216      $  32,025
                                                      =========       =========      ========

     The Company's tax provision differs from the statutory rate for Federal income taxes for the years ended December 31 as follows:

     (in thousands)                                     1996            1995           1994
                                                     ----------------------------------------
     Statutory rate (35%)                            $  (1,727)     $   33,719     $   30,294
     Tax-exempt interest                                (1,912)         (1,872)        (1,171)
     State income taxes, net of Federal benefit           (254)          3,399          3,062
     Increase (decrease) in valuation allowance for
       deferred tax assets                                 634             (11)          (244)
     Other non-deductible items                            785             754            251
     Other, net                                            307            (773)          (167)
                                                      ---------      ---------      ---------
                                                     $  (2,167)     $   35,216     $   32,025
                                                      =========      =========      =========

     Total tax deposits made by the Company in 1996, 1995 and 1994 were approximately $10,320,000, $27,266,000 and $25,191,000, respectively.

     NOTE 9 - RISK POOL WITHHOLDINGS

     Prior to July 1, 1996, contracts with participating physicians allowed for withholdings generally ranging from 5% to 15% from primary care physicians and participating specialists on capitation and fee-for-service payments. The withheld amounts ultimately paid back to providers is generally less than the total amount withheld. Withheld liabilities and related medical expenses were reduced by $14,535,000, $22,802,000 and $8,719,000 in 1996, 1995 and 1994, respectively, to reflect amounts not returned to providers. Commencing July 1, 1996, the Company, pursuant to state law changes, discontinued withholding from payments in substantially all areas of operations.

     NOTE 10 - RELATED PARTIES

     For the years ended December 31, 1996, 1995 and 1994, certain members of the Boards of Directors of MAMSI and subsidiary corporations who are also participating physicians provided medical services to enrollees totaling $8,406,000, $9,699,000 and $6,450,000, respectively, which represents approximately 2% in all years of payments to all physicians. Board members are remunerated at the same contractual level as all other participating physicians and are selected by enrollees to render medical services under the same guidelines as all other participating physicians.

     NOTE 11 - EMPLOYEE BENEFIT PLANS

     PENSION PLANS

     The Company has a defined contribution 401(k) savings plan covering all full-time employees. Employees are allowed to contribute up to 10% of their pre-tax earnings annually and the Company makes a matching contribution of 50% on the first 4% of contributions made by employees. Employees vest immediately in the employee contributions and ratably over six years in the Company contributions. During 1996, 1995 and


     1994, the Company's contribution to the 401(k) plan aggregated $540,000, $433,000 and $231,000, respectively.

     Effective December 31, 1994, the Company discontinued its non-contributory defined benefit pension plan (the "Plan"). Benefits earned under the Plan, which covered substantially all employees, were fully vested at that date. The obligation to provide these benefits was satisfied as of December 31, 1995 through a combination of purchases of annuity contracts, transfers of vested funds into the 401(k) plan and cash withdrawals. The Company recognized a gain on the curtailment of the defined benefit pension plan of approximately $345,000.

     The net pension cost for the Plan was approximately $1,095,000 in 1994.

     In accordance with a personal service contract negotiated by the Company, its Chairman is entitled to supplemental pension benefits based upon years of service and attained salary levels. Expense recognized related to this plan was $818,000, $1,682,000 and $844,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     STOCK OPTION PLANS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 prescribes accounting and reporting standards for all stock based compensation plans. Statement 123 requires that the company either adopt the fair value method of accounting for its stock option plans or continue to apply the existing accounting rules but provide supplemental pro forma disclosures as if the new rules had been adopted. The Company has elected to follow the existing rules and make the required pro forma disclosures in its 1996 consolidated financial statements. Although Statement 123 first became effective in 1996, it requires that the pro forma disclosures include the effects of all awards granted in fiscal years beginning after December 15, 1994, the majority of which were issued under the Company's 1995 and 1996 stock option plans.

     Pro forma information regarding net income and earnings per share are required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.3% and 6.7%; volatility factors of the expected market price of the Company's common stock of .47 and .53 and a weighted average life of the options of 3 years. The Company anticipates that it will declare no dividends.

     The Black-Scholes  option  valuation  model  was  developed  for  use  in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially effect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except share amounts):
                                                      1996            1995
     Pro forma net income (loss)                   $ (8,409)         $58,670
     Pro forma earnings (loss) per share              ( .18)            1.23

     The effects of applying Statement 123 as computed above are not likely to be representative of the pro forma effects on reported net income in future years as the above only considers options granted in 1995 and 1996.

     In each year 1990 through 1996, MAMSI implemented a non-qualified stock option plan whereby options for the purchase of shares of common stock may be granted to directors, officers and employees of the Company. Shares authorized under the plans total 15,500,000. Options under the plans generally vest over a three-year period and are exercisable at 100% of the fair market value per share on the date the options are granted. The Company accounts for these stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense for these stock option grants. Transactions relating to the 1990 - 1996 plans are summarized as follows:

                                                          1996                       1995                            1994
                                                   -------------------       ----------------------         ----------------------
                                                              Weighted                     Weighted                       Weighted
                                                              Average                      Average                        Average
                                                              Exercise                     Exercise                       Exercise
                                                   Shares       Price        Shares          Price           Shares         Price
                                                  ---------   --------      ---------      --------        ---------      ---------
     Outstanding, January 1                       7,400,405   $  14.94      6,425,465      $ 12.51         5,834,650      $   4.82
     Granted                                      3,122,371   $  17.72      2,270,100      $ 18.22         2,301,270      $  26.18
     Exercised                                   (1,120,475)  $   5.57       (967,800)     $  4.69        (1,520,975)     $   4.03
     Forfeited                                     (538,280)  $  20.67       (327,360)     $ 19.92          (189,480)     $   8.47
                                                 -----------                ----------     -------        -----------
     Outstanding, December 31                     8,864,021   $  17.02      7,400,405      $ 14.94         6,425,465      $  12.51
                                                 ===========                =========                      =========
     Available for grant, end of year             1,494,829                 1,081,670                         24,410
     Exercisable, end of year                     4,107,450                 3,281,405                      2,293,375
     Option price range for exercised shares     $2.58-$22.38
     Option price range at end of year           $3.29-$28.50
     Weighted average fair value of
       options granted during year                  $7.32





                                                                  Weighted
                                                                   Average        Weighted      Number        Weighted
                                                    Number        Remaining        Average    Exercisable     Average
       Range  of                                  Outstanding    Contractual      Exercise         at         Exercise
     Exercise Prices                              at 12/31/96       Life            Price      12/31/96         Price
     ----------------                             -----------    -----------      --------    -----------     ---------
       $2.58- $5.00                                   638,550        0.6          $   3.52        638,550     $    3.52
       $5.00-$10.00                                 1,349,250        1.5          $   5.84      1,349,250     $    5.84
      $10.00-$15.00                                   565,950        4.4          $  12.56         76,650     $   13.42
      $15.00-$20.00                                 4,048,421        3.9          $  18.54        638,800     $   17.74
      $20.00-$25.00                                   580,630        3.6          $  22.45        268,520     $   22.51
      $25.00-$28.50                                 1,681,220        2.3          $  27.06      1,135,680     $   27.06
                                                    ---------                                   ---------
                                                    8,864,021                                   4,107,450
                                                    =========                                   =========


     The Company has an incentive compensation plan whereby officers and key employees receive bonuses based upon the annual operating results of the Company. Incentive compensation expense was approximately $3,162,000 in 1994. No management bonus was earned in 1995 or 1996. In addition, certain individuals receive a cash bonus based upon the achievement of certain measurable criteria other than the annual operating results of the Company. These bonus amounts are not significant.

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

     For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheet. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital. At December 31, 1996, the SCT held 9,020,700 shares of common stock at a fair market value of approximately $120.7 million.

     Shares held by the SCT are excluded from weighted average shares outstanding used in the computation of income or loss per common equivalent share.

     NOTE 13 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment and office space under the terms of noncancellable operating leases that expire at various dates through 2000. Rent expense relating to these operating leases approximated
     $3,316,000,   $2,593,000   and  $984,000   in   1996,   1995  and   1994,
     respectively.

     Future minimum lease commitments under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

     1997                  $    3,321


     1998                       2,513
     1999                       1,387
     2000                         403
     2001                         301
                            ---------
                           $    7,925
                            =========

     During the fourth quarter of 1996, two shareholders of MAMSI, who own a total of 800 shares, filed a lawsuit in the Circuit Court of Montgomery County Maryland against MAMSI and its Chairman, alleging that, during the period February 29 through August 14, 1996, MAMSI and its Chairman fraudulently or negligently misrepresented certain matters concerning the Company's anticipated performance for the year ended December 31, 1996. The plaintiffs seek unspecified compensatory and punitive damages, pre- and post-judgement interest, attorneys' fees and costs, on behalf of themselves and a class of persons who purchased MAMSI's common stock between February 29 and August 14, 1996. MAMSI and its Chairman have filed a Motion to Dismiss the Complaint in its entirety, which is currently pending before the Court. The Company is not able to predict the probability of a favorable outcome or the amount of potential loss, in the event of an unfavorable outcome. MAMSI believes that even if the motion to dismiss is denied, it has meritorious defenses to the claims raised in the complaint and intends to defend the action vigorously.

     The Company is involved in other various legal actions arising in the normal course of business, some of which seek substantial monetary damages. After review, including consultation with legal counsel, management believes any ultimate liability that could arise from these other actions will not materially affect the Company's consolidated financial position or results of operations.

     NOTE 14 - STATUTORY REQUIREMENTS

     M.D. IPA, OCI, OCCI and OCIPA are subject to insurance department regulations in the states in which they are licensed. The state with the highest requirement obligated M.D. IPA and OCI to each maintain a statutory net worth of $3.0 million at December 31, 1996 and 1995; at December 31, 1996 and December 31, 1995, OCCI was required to maintain a statutory net worth of $1.0 million. At December 31, 1996, OCIPA was required to maintain a statutory net worth of $1.5 million. The statutory net worth of M.D. IPA was approximately $27.2 million at
     December 31, 1996. The statutory net worth of OCI was approximately $43.1 million at December 31, 1996. The statutory net worth of OCCI was approximately $2.7 million at December 31, 1996. The statutory net worth of OCIPA was approximately $2.6 million at December 31, 1996.

     MAMSI Life is subject to insurance department regulations in Maryland, its state of domicile. At December 31, 1996 and 1995, MAMSI Life was obligated to maintain statutory capital and surplus funds of $3.8 million. The statutory capital and surplus funds of MAMSI Life totalled approximately $16.4 million at December 31, 1996.

     M.D. IPA, OCI, OCCI, OCIPA and MAMSI Life were in compliance with state depository rules at December 31, 1996 and 1995. In addition, MAMSI Life was in compliance with the applicable risk-based capital requirements for life and health insurance companies at December 31, 1996 and 1995. These MAMSI subsidiaries must notify state regulators before the payment of any dividends to MAMSI and, in certain circumstances, must receive positive affirmation prior to such payment.

     NOTE 15 - RISK CONCENTRATIONS

     Financial instruments that potentially subject the Company to credit risk consist primarily of investments in marketable securities (including money market funds, floating rate municipal putable bonds, intermediate term municipal bonds, and common stocks) and premiums receivable. The Company receives advice through or assigns direct management of short-term investments in marketable securities to professional investment managers selected for their expertise in various markets, within guidelines established by the Board of Directors. These guidelines include broad diversification of investments. Concentrations of credit risk and business volume with respect to commercial premiums receivable are generally limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1996, approximately 12% of premium and home health service receivables were due from federal government agencies. The Company performs ongoing credit evaluations of customers and generally does not require collateral.

                  Report of Independent Auditors

     Board of Directors and Stockholders
     Mid Atlantic Medical Services, Inc.

     We have audited the accompanying consolidated balance sheets of Mid Atlantic Medical Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the
     Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid Atlantic Medical Services, Inc. and subsidiaries at
     December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994.

                                           /s/ Ernst & Young LLP
                                               ----------------------
                                               Ernst & Young LLP

     Washington, D.C.
     February 27, 1997

     SELECTED QUARTERLY FINANCIAL DATA FOR FISCAL YEARS 1996 AND 1995 (1)

                                         1996      1996      1996      1996      1995      1995      1995      1995
                                         First    Second     Third    Fourth     First    Second     Third    Fourth
                                        Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                        -------   -------   -------   -------   -------   -------   -------   -------
                                                                  (in thousands except share amounts)
                                                                                (unaudited)

     Revenue                            $271,558  $281,455  $287,960  $292,769  $220,988  $235,408  $243,104  $255,407
     Expense                             252,528   292,204   295,170   298,775   193,724   213,368   219,912   231,563

     Income (loss) before income taxes    19,030   (10,749)   (7,210)   (6,006)   27,264    22,040    23,192    23,844
     Net income (loss)                    11,869    (6,537)   (4,711)   (3,389)   16,918    13,825    14,399    15,982

     Earnings (loss) per common and common
       equivalent share (2):
       Net income (loss)                     .25      (.14)     (.10)     (.07)     0.36      0.29      0.30      0.33


     Notes

     1. Certain quarterly revenue  and expense amounts are different  from the
     amounts  originally   reported  due  to  reclassifications  necessary  to
     conform to the current presentation.

     2. Earnings (loss) per common share are computed after giving effect to dilutive stock options. All per share amounts and weighted average common and common equivalent shares have been adjusted to reflect all stock dividends on a retroactive basis. See Note 12 to the consolidated financial statements.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    Part III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to "Directors and Executive Officers" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 29, 1997.

     ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to "Directors and Executive Officers -- Directors' Compensation" and "Executive Management Compensation" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 29, 1997.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to "Stock Owned by Management" and "Principal Stockholders" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 29, 1997.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to "Executive Management Compensation" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 29, 1997.

                                         PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)
     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                        PAGE
                                                                       ----
     Consolidated Balance Sheets as of December 31, 1996 and 1995 ... 24 Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994 .............................    25
     Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1996, 1995 and 1994 .........    26
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994 .............................    27
     Notes to Consolidated Financial Statements .....................    28
     Report of Ernst & Young LLP Independent Auditors ...............    42

     (a)(2) and (d)
     INDEX TO FINANCIAL STATEMENT SCHEDULE                             PAGE
                                                                       ----
     II - Valuation and Qualifying Accounts as of December 31,
            1996, 1995 and 1994 .....................................    47

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

                               Mid Atlantic Medical Services, Inc.
                       Schedule II - Valuation and Qualifying Accounts
                                   (in thousands)

                                               Additions
                     Balance at     ------------------------------
                     Beginning        Charged to      Charged to                      Balance
                         of              Costs          Other        Deductions-       at End
     Description       Period        and Expenses      Accounts      Write-Offs      of Period
     -----------     ----------     -------------     ----------     -----------     ---------

     DEDUCTED FROM ASSET ACCOUNTS:

     YEAR ENDED DECEMBER 31, 1994
     Allowance for doubtful accounts - accounts receivable
                     $   3,066      $      39         $     486(2)   $               $   3,591
                      ========       ========          ========       ========        ========

     Valuation allowance - deferred tax assets
                     $    383                          $             $     244       $     139
                      ========       ========          ========       ========        ========

     YEAR ENDED DECEMBER 31, 1995
     Allowance for doubtful accounts - accounts receivable
                     $   3,591      $      25         $      22(1)   $               $   3,638
                      ========       ========          ========       ========        ========

     Valuation allowance - deferred tax assets
                     $     139                        $               $     11       $     128
                      ========       ========          ========       ========        ========

     YEAR ENDED DECEMBER 31, 1996
     Allowance for doubtful accounts - accounts receivable
                   $   3,638      $                   $   1,756(1)   $     (28)      $   5,366
                    ========       ========            ========       ========        ========

     Valuation allowance - deferred tax assets
                   $     128      $                   $     634      $               $     762
                    ========       ========            ========       ========        ========

     (1) The additions to the allowance were charged to premium revenue.

     (2) Total additions includes $155,000, which represents the allowance established by an acquired company immediately prior to the acquisition. The remaining additions were charged to premium revenue.

     (a)(3)
     EXHIBITS

     See the Exhibit Index on pages 45-46 of this Form 10-K.

     (b)
     REPORTS ON FORM 8-K

     None.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by undersigned thereunto duly authorized.


           MID ATLANTIC MEDICAL SERVICES, INC. ("MAMSI")
           (Registrant)

           By: /s/ George T. Jochum                      3/28/97
              --------------------------------------------------
              George T. Jochum                              Date
              Chairman, Chief Executive Officer, President, and Director

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           By: /s/ Thomas P. Barbera                     3/28/97
              --------------------------------------------------
              Thomas P. Barbera                           Date
              Vice Chairman, Executive Vice President and
              Director

           By: /s/ Francis C. Bruno, M.D.                3/28/97
              ---------------------------------------------------
              Francis C. Bruno, M.D.                       Date
              Director

           By: /s/ John H. Cook, III, M.D.               3/28/97
              --------------------------------------------------
              John H. Cook, III, M.D.                       Date
              Director

          By:  /s/ Stanley M. Dahlman, Ph.D.             3/28/97
              --------------------------------------------------
              Stanley M. Dahlman, Ph.D.                    Date
              Director

           By: /s/ Peter L. Flaherty, Jr., M.D.          3/28/97
              --------------------------------------------------
              Peter L. Flaherty, Jr., M.D.                  Date
              Director

           By: /s/ Robert E. Foss                        3/28/97
              --------------------------------------------------
              Robert E. Foss                                Date
              Executive Vice President and Chief Financial Officer (Principal Financial Officer)

           By: /s/ Walter Girardin                       3/28/97
              --------------------------------------------------
              Walter Girardin                               Date
              Director

           By: /s/ Mark D. Groban, M.D.                  3/28/97


              --------------------------------------------------
              Mark D. Groban, M.D.                          Date
              Assistant Medical Director for Mental Health Services and Director

           By: /s/ Donald R. Hammett                     3/28/97
              --------------------------------------------------
              Donald R. Hammett                             Date
              Director

           By: /s/ George T. Jochum                      3/28/97
              --------------------------------------------------
              George T. Jochum                              Date
              Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

           By: /s/ Creighton R. Schneck                  3/28/97
              --------------------------------------------------
              Creighton R. Schneck                          Date
              Director

           By: /s/ Mary E. Shocklee                      3/28/97
              --------------------------------------------------
              Mary E. Shocklee                              Date
              Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

           By: /s/ Stanley F. Smith, R.Ph.               3/28/97
              --------------------------------------------------
              Stanley F. Smith, R.Ph.                       Date
              Director

           By: /s/ Alfred Talamantes                     3/28/97
              --------------------------------------------------
              Alfred Talamantes                             Date
              Executive Vice President,
              Chief Operating Officer and Director

           By: /s/ James A. Wild                         3/28/97
              --------------------------------------------------
              James A. Wild                                 Date
              Director

    (a)(3), (b) and (c) List of Exhibits.


                                      EXHIBIT INDEX
                                                                                 Location     of
    Exhibit
    Exhibit                                                                        in Sequential
    Number      Description of Document                                                Numbering
    System
    -------    -----------------------                                           ---------------
    ----
     3.1       Copy of Certificate of Incorporation of MAMSI dated
               October 7, 1986..........................................................(1)
     3.2       Copy of Certificate of Amendment of MAMSI Certificate of
               Incorporation dated April 23, 1990.......................................(5)
     3.3       Amended and Restated By-laws of MAMSI as of May 6, 1996..................(7)
     3.4       Copy of Certificate of Amendment of MAMSI Certificate of
               Incorporation dated June 2, 1994.........................................(5)
    10.5       Copy of Agreement between M.D. IPA and the United States
               Secretary of Health and Human Services dated December 20, 1985...........(1)
    10.7       Promissory Note signed by Thomas P. Barbera dated November 9, 1993.......(5)
    10.20      Copy of Amendments to Agreement between M.D. IPA and the United
               States Secretary of Health and Human Services dated December 24, 1987....(4)
    10.26      1990 Non-Qualified Stock Option Plan.....................................(5)
    10.27      Copy of 1990 Non-Qualified Stock Option Letter sent to Key Employees.....(5)
    10.32      Copy of Contract between George T. Jochum and M.D. IPA for the period
               January 1, 1991 through January 1, 1994..................................(5)
    10.35      1991 Non-Qualified Stock Option Plan.....................................(5)
    10.36      Copy of 1991 Non-Qualified Stock Option Letter sent to Key Employees.....(5)
    10.41      Copy of Agreement between M.D. IPA and Surgical Care Affiliates, Inc., dated April 22, 1985.....................................................(5)
    10.44      1992 Non-Qualified Stock Option Plan.....................................(5)
    10.45      Copy of 1992 Non-Qualified Stock Option Letter sent to Key Employees.....(5)
    10.48      Equipment Term Loan Agreement with Signet Bank dated March 25, 1991......(5)
    10.50      Amendment to Revolving Loan Agreement with Signet Bank dated
               June 19, 1991............................................................(5)
    10.53      Amendments to the Stock Option Plans effective May 15, 1991..............(5)
    10.54      Summary Plan Description of the Employees Cash or Deferred Profit
               Sharing (401k) Plan dated October, 1991..................................(5)
    10.55      Defined Benefit Plan Agreement with the Principal Financial Group which was approved September 12, 1991..........................................(5)
    10.57      Mortgage and Loan Agreement with Aid Association for Lutherans dated
               October 4, 1990..........................................................(5)
    10.60      1993 Non-Qualified Stock Option Plan.....................................(2)
    10.61      1993 Non-Qualified Stock Option Letter Sent to Key Employees.............(2)
    10.62      1992 Amendment to Employment Agreement Between George T. Jochum and
               the Company..............................................................(2)
    10.63      Agreement to Purchase MAMSI Life and Health Insurance Company, as
               amended..................................................................(2)
    10.65      Agreement to Purchase 2301 Research Boulevard dated September 30, 1993...(3)
    10.66      1994 Management Bonus Program............................................(4)
    10.67      1994 Non-Qualified Stock Option Plan.....................................(4)
    10.68      1994 Non-Qualified Stock Option Letter sent to Key Employees.............(4)
    10.69      Revolving Loan Agreement with Signet Bank dated September 30, 1993.......(4)
    10.71      Agreement between OCI and the State of Maryland governing the Medical


               Assistance Program ("Medicaid") dated August 5, 1993.....................(4)
    10.72      List of States in which MAMSI Life is Licensed to Operate................(4)
    10.73      1995 Management Bonus Program............................................(5)
    10.74      1995 Non-Qualified Stock Option Plan.....................................(5)
    10.75      1995 Non-Qualified Stock Option Plan letter sent to Key Employees........(5)
    10.76      Agreement between OCI and the Commonwealth of Virginia governing the
               Medical Assistance Program ("Medicaid") dated May 27, 1994...............(5)
    10.77      1995 Amendment to Employment Agreement between George T. Jochum and the Company..............................................................(6)
    10.78      1996 Management Bonus Program............................................(6)
    10.79      1996 Non-Qualified Stock Option Plan.....................................(6)
    10.80      Form of Agreement between MAMSI and Employees Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(6)



    10.81      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(6)
    10.82      Form of Agreement between MAMSI and Non-Employee Directors Granting
               Options under the 1996 Non-Qualified Stock Option Plan...................(6)
    10         Amended and Restated Compensation Trust Agreement dated
               December 20, 1996........................................................(8)
    10.1       Amended and Restated Common Stock Purchase Agreement dated
               December 20, 1996........................................................(8)
    10.2       Replacement Promissory Note dated December 20, 1996......................(8)
    10.83      1997 Management Bonus Program............................................
    21         Subsidiares of the Company...............................................
    23         Consent of Independent Auditors..........................................
    27         Financial Data Schedule..................................................

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

    (5) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1994.

    (6) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1995.

    (7)   Incorporated  by reference  to exhibits  filed
    with the Company's  Quarterly Report filed under the
    Securities  Exchange  Act  on  Form  10-Q  for   the
    Quarterly Period Ended March 31, 1996.

    (8) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act on Form 10-Q/A for the
    Quarterly Period Ended September 31, 1996.