Form 10-Q
period 1997-03-31
MID ATLANTIC MEDICAL SERVICES INC
filed 1997-05-15
CIK 805037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended MARCH 31, 1997, or

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

The number of shares outstanding of each of the issuer's classes of common stock was 54,677,862 shares of common stock, par value $.01, outstanding as of March 31, 1997.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       MID ATLANTIC MEDICAL SERVICES, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                       (in thousands except share amounts)

                                                                              (Unaudited)    (Note)
                                                                               March 31,  December 31,
                                                                                 1997          1996
                                                                               ---------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                    $  10,207    $   4,065
 Short-term investments                                                         159,678      151,359
 Accounts receivable, net of allowance of $5,481 and $5,366                      83,630       77,042
 Prepaid expenses, advances and other                                            25,767       32,323
 Deferred income taxes                                                            4,005        4,033
                                                                                --------    ---------
   Total current assets                                                         283,287      268,822
 Property and equipment, net of accumulated
  depreciation of $24,045 and $21,908                                            49,071       45,210
 Statutory deposits                                                               9,119        9,125
 Other assets                                                                    10,846       10,261
 Deferred income taxes                                                              645        1,301
                                                                                ---------   ---------
   Total assets                                                               $ 352,968    $ 334,719
                                                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                $      60    $      60
 Short-term borrowings                                                            1,959        1,973
 Accounts payable                                                                18,452       18,755
 Medical claims payable                                                         131,638      118,649
 Deferred premium revenue                                                        13,374       10,479
 Deferred income taxes                                                                            36
                                                                              ---------    ---------
   Total current liabilities                                                    165,483      149,952
 Notes payable                                                                      120          134
 Deferred income taxes                                                              234          233
                                                                              ---------    ---------
   Total liabilities                                                            165,837      150,319
                                                                              ---------    ---------
Stockholders' equity (Notes 2, 3)
   Common stock, $.01 par, 100,000,000 shares authorized; 56,772,502 issued
    and 54,677,862 outstanding at March 31, 1997 and December 31, 1996              567          567
   Additional paid-in capital                                                   171,520      173,325
   Stock compensation trust (common stock held in trust)                       (116,583)    (120,652)
   Treasury stock, 2,094,640 shares at March 31, 1997 and December 31, 1996     (41,211)     (41,211)
   Unrealized gain (loss) on investments, net of tax of $(49) and $174              (74)         265
   Retained earnings                                                            172,912      172,106
                                                                              ---------    ---------
   Total stockholders' equity                                                   187,131      184,400
                                                                              ---------    ---------
   Total liabilities and stockholders' equity                                 $ 352,968    $ 334,719
                                                                              =========    =========

Note: The balance sheet at December 31, 1996 has been extracted from the audited financial statements at that date. See accompanying notes to these financial statements.

                       MID ATLANTIC MEDICAL SERVICES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (in thousands except share amounts)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                  March 31,         March 31,
                                                                                    1997              1996
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    271,246      $    259,595
  Fee and other                                                                        4,521             3,897
  Life and short-term disability premium                                               1,161               418
  Home health services                                                                 5,066             4,625
  Investment                                                                           1,171             3,023
                                                                                 -----------       -----------
    Total revenue                                                                    283,165           271,558
                                                                                 -----------       -----------
Expense
  Medical                                                                            244,644           220,677
  Life and short-term disability claims                                                  893               290
  Home health patient services                                                         3,687             3,347
  Administrative (including interest expense of $107 and $251)                        32,632            28,214
                                                                                 -----------       -----------
    Total expense                                                                    281,856           252,528
                                                                                 -----------       -----------
Income before income taxes                                                             1,309            19,030

Income tax expense                                                                      (503)           (7,161)
                                                                                 -----------       -----------

Net income                                                                      $        806      $     11,869
                                                                                 ===========       ===========
Income per common and common equivalent share:
  Net income                                                                    $        .02      $        .25
                                                                                 ===========       ===========

Weighted average common and common equivalent shares outstanding                  46,497,386        48,304,866
                                                                                 ===========       ===========



            See accompanying notes to these financial statements.

                       MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                                Three Months
                                                                                                                   Ending
                                                                                                               March 31, 1997
                                                                                                               --------------

Cash flows provided by operating activities:
  Net income                                                                                                          $       806
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                                      $    2,373
    Provision for bad debts                                                                                   115
    Provision for deferred income taxes                                                                        85
    Loss on sale and disposal of assets                                                                         2
    Increase in accounts receivable                                                                        (6,703)
    Decrease in prepaid expenses, advances, and other                                                       6,556
    Increase in accounts payable                                                                             (303)
    Increase in medical claims payable                                                                     12,989
    Increase in deferred premium revenue                                                                    2,895
                                                                                                     ------------
      Total adjustments                                                                                                    18,009
                                                                                                                        ----------
      Net cash provided by operating activities                                                                            18,815

Cash flows used in investing activities:
  Purchases of short-term investments                                                                     (28,222)
  Sales of short-term investments                                                                          19,341
  Purchases of property and equipment                                                                      (6,003)
  Maturities of statutory deposits                                                                              6
  Purchases of other assets                                                                                   (48)
  Proceeds from sale of assets                                                                                 17
                                                                                                      ------------
        Net cash used in investing activities                                                                             (14,909)

Cash flows provided by financing activities:
  Principal payments on notes payable                                                                         (14)
  Decrease in short-term borrowings                                                                           (14)
  Exercise of stock options                                                                                 1,534
  Stock option tax benefit                                                                                    730
                                                                                                     ------------
        Net cash provided by financing activities                                                                           2,236
                                                                                                                      ------------
Net increase in cash and cash equivalents                                                                                   6,142

Cash and cash equivalents at beginning of period                                                                            4,065
                                                                                                                      ------------
        Cash and cash equivalents at end of period                                                                    $     10,207
                                                                                                                      ============



            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                                      Three Months
                                                                                                                         Ending
                                                                                                                      March 31, 1996
                                                                                                                      --------------



Cash flows provided by operating activities:
  Net income                                                                                                          $     11,869
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                                    $      1,742
    Provision for bad debts                                                                                   193
    Provision for deferred income taxes                                                                       123
    Loss on sale and disposal of assets                                                                         9
    Increase in accounts receivable                                                                       (21,132)
    Decrease in prepaid expenses, advances, and other                                                       1,063
    Increase in accounts payable                                                                           10,990
    Increase in medical claims payable                                                                     18,197
    Decrease in deferred premium revenue                                                                   (2,593)
    Increase in income taxes payable                                                                        3,233
                                                                                                     ------------
        Total adjustments                                                                                                   11,825
                                                                                                                         -----------
        Net cash provided by operating activities                                                                           23,694

Cash flows used in investing activities:
  Purchases of short-term investments                                                                     (96,976)
  Sales of short-term investments                                                                          92,215
  Purchases of property and equipment                                                                      (4,439)
  Purchases of statutory deposits                                                                            (322)
  Maturities of statutory deposits                                                                            308
  Purchases of other assets                                                                                   (52)
  Proceeds from sale of assets                                                                                 71
                                                                                                       -----------
        Net cash used in investing activities                                                                               (9,195)

Cash flows used in financing activities:
  Principal payments on notes payable                                                                        (163)
  Decrease in short-term borrowings                                                                          (181)
  Exercise of stock options                                                                                 2,938
  Stock option tax benefit                                                                                  3,068
  Purchase of treasury stock                                                                              (22,532)
                                                                                                      ------------
        Net cash used in financing activities                                                                              (16,870)
                                                                                                                       -----------
Net decrease in cash and cash equivalents                                                                                   (2,371)

Cash and cash equivalents at beginning of period                                                                            10,874
                                                                                                                       -----------
Cash and cash equivalents at end of period                                                                             $     8,503
                                                                                                                       ===========


            See accompanying notes to these financial statements.

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

Other MAMSI subsidiaries include Alliance PPO, Inc., which provides a PPO delivery network to employers and insurance companies, and Mid Atlantic Psychiatric Services, Inc., which provides specialized non-risk mental health services. MAMSI Life and Health Insurance Company develops and markets indemnity health products in addition to group life and group short-term disability insurance. HomeCall, Inc., FirstCall, Inc., and HomeCall Pharmaceutical Services, Inc. provide in-home medical care including skilled nursing, infusion and therapy to both MAMSI's HMO members and other payors.

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of March 31, 1997, the consolidated statements of operations for the three months ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1996 audited consolidated financial statements included in the Company's 1996 Annual Report. The results of operations for the three month periods ended March 31 are not necessarily indicative of the operating results for the full year.

Certain balances in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

NOTE 2 - EARNINGS PER SHARE

The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents consisting solely of stock options.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share," which will require the Company to change the current method of computing earnings per share and restate all prior periods. Statement No. 128 is required to be adopted on December 31, 1997 and requires, among other things, that the calculation of primary earnings per common share exclude the dilutive effect of common stock options. The change in calculation method is not expected to have a material effect on reported earnings per common share.

NOTE 3 - STOCK COMPENSATION TRUST

On August 26, 1996, the Company established the MAMSI Stock Compensation Trust ("SCT") to fund a portion of its obligations arising from its various stock compensation plans. MAMSI funded the SCT with 9,130,000 shares of newly issued MAMSI stock. In exchange, the SCT has delivered a promissory note to MAMSI for approximately $129.9 million which represents the purchase price of the shares. Amounts owed by the SCT to MAMSI will be repaid by cash received by the SCT or will be forgiven by MAMSI, which will result in the SCT releasing shares to satisfy MAMSI obligations for stock compensation.

For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheet. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in consolidated additional paid-in capital. At March 31, 1997, the SCT held 8,933,455 shares of common stock at a fair market value of approximately $120.6 million.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH
THE THREE MONTHS ENDED MARCH 31, 1996

Consolidated net income of the Company was $806,000 and $11,869,000 for the first quarter of 1997 and 1996 respectively. Net earnings per share were $0.02 in the first quarter of 1997 as compared to $0.25 in the first quarter of 1996. The reduction in earnings is primarily attributable to a significant increase in the medical loss ratio for commercial products, continuing losses in the Company's Medicare product and lower earnings from the Company's Medicaid products. The medical loss ratio increased principally due to increased member utilization. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania.)

Revenue for the three months ended March 31, 1997 increased approximately $11.6 or 4.3 percent over the three months ended March 31, 1996. A 3.1 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $8.0 million in health care premium revenue over the three months ended March 31, 1996 and a 1.4 percent increase in average premiums per HMO and indemnity enrollee increased health care premium revenue by $3.7 million over the three months ended March 31, 1996. Management believes that commercial health premiums should continue to increase over the next twelve months as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. Medicare premiums should remain relatively stable and Medicaid premiums should begin to show an overall decrease some time during 1997 as the State of Maryland, effective July 1, 1997, begins to transition the Company's Maryland Medicaid membership to other managed care organizations. This is a forward- looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products beginning in July of 1996. Since most of the Company's contracts are for a one year period, increased pricing generally cannot be initiated until a contract reaches its renewal date. Therefore, price increases are not made across the Company's membership at the same time. Management believes that the commercial premium rate increases will have the effect of slowing down the Company's future membership growth. In addition, the Company received an approximate 2.5 percent premium rate increase in its Virginia Medicaid program and an approximate 4 percent increase in its Maryland Medicaid program both effective July 1, 1996. Effective January 1, 1997, the Company received an average premium increase of 5 percent related to its Medicare membership.

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

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries contributed $5.1 million in revenue in the first quarter of 1997 as compared to $4.6 million for the same period in 1996. This increase is the result of increasing business volume for these subsidiaries, particularly in the home infusion and mail order pharmacy areas, which is largely offset by an increasing relative percentage of business conducted for MAMSI HMO and indemnity members which revenues are eliminated in consolidation. Revenue from group life and group short-term disability products contributed $1.2 million in revenues the first quarter of 1997 as compared to $.4 million for the same period in 1996.

In 1993, MAMSI invited the National Committee for Quality Assurance ("NCQA"), a private, non-profit organization, to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation is a voluntary process. In the 1993 review, the Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. In response, MAMSI adopted methodologies and programs designed to respond to concerns and questions raised in NCQA's assessment. The Company requested the NCQA to perform another accreditation review which took place in December of 1996. In May, 1997, NCQA informed the Company that M.D.IPA and OCI received one year accreditation. The Company has implemented the Health Plan and Employer Data and Information Set ("HEDIS") 3.0 which represents a core set of performance measures developed by NCQA to serve the employer as a purchaser.

Medical expenses as a percentage of health premium revenue ("medical loss ratio") increased to 90.2 percent for the first quarter of 1997 as compared to
85.0 percent for the comparable period of 1996 and, on a per member per month basis, medical expenses increased 7.6 percent. This increase is due to a combination of factors including a highly competitive marketplace, higher than expected utilization by commercial members, cost increases due to legislatively mandated benefits and extremely high medical expenses related to the Company's Medicare enrollment. The medical cost factor of total medical costs may stabilize or only increase slightly from the current level over the next twelve months due to continuing efforts by the Company to implement product specific cost containment controls, expanded activity in specialized subrogation areas and claims review for dual health coverage, the adoption of regionalized and product specific fee maximums for health services, and the identification and possible termination of certain providers and specialists from the delivery network following a continuing intensified peer review analysis. Additionally, the Company has greatly expanded its initial health assessments of new Medicare members after they have enrolled and has also increased its case management personnel. The Company has also reduced the service area in which it offers its Medicare risk plan. This reduction in service area, effective January 1, 1997, primarily targets those areas where the current Medicare reimbursement is insufficient to support the Company's participation. In addition, during the first quarter of 1997, the Company identified certain claims which were overpaid. These overpayments were caused, in large part, due to a combination of factors including the ever increasing complexity of the claims paying process as well as providers enhancing their ability to maximize charges. In connection with these overpayments, the Company recorded, as a reduction of medical expenses, approximately $5 million relating to claims paid in 1996. The Company believes that it has taken the appropriate action and implemented the appropriate controls to insure that future claims are paid at the appropriate amount. These initiatives should help to control the Company's medical loss ratio. The overall medical loss ratio is expected to stabilize and decrease slowly from the current level over the next twelve months due to the combined effects of increased premiums, and expanded utilization and case management efforts. The statements in preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") increased to 11.5 percent for the first quarter of 1997 as compared to
10.4 percent for the same period in 1996. This increase is primarily due to increased salaries and expenses in certain administrative areas of the Company, including utilization management and customer service departments, as well as additional sales expenses in new expansion areas of 1997.

Management believes that the administrative expense ratio will exceed the current level over the next year due to the continued expansion of utilization management, claims audit and other personnel. Management's expectations concerning the administrative expense ratio are forward-looking statements. The administrative expense ratio is affected by changes in health premiums per member, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income decreased $1.9 million or 61.3 percent primarily due to a decrease in realized gains on sales of marketable equity securities.

The net margin rate decreased from 4.4 percent in the first quarter of 1996 to less than 1 percent in the current quarter. This decrease is primarily due to increased medical expenses.

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

The Company's cash and short-term investments increased from $155.4 million at December 31, 1996 to $169.9 million at March 31, 1997, primarily due to a change in the Company's medical claims payment schedule. Accounts receivable increased from $77.0 million at December 31, 1996 to $83.6 million at March 31, 1997. This $6.6 million increase is primarily due to increasing membership, increased receivables from the Company's hybrid customers, and increased receivables from the federal government.

Prepaid expenses, advances and other decreased from $32.3 million at December 31, 1996 to $25.8 million at March 31, 1997, principally due to receipt of amounts related to the Company's 1996 estimated tax payments. Property and equipment increased from $45.2 million at December 31, 1996 to $49.1 million at March 31, 1997 principally due to the Company's ongoing enhancements to its electronic data processing equipment as well as renovations of certain portions of the Company's headquarter's office building.

Medical claims payable increased from $118.6 million at December 31, 1996 to $131.6 million at March 31, 1997 primarily due to increased member utilization and related claims accruals. Deferred premium revenue increased from $10.5 million at December 31, 1996 to $13.4 million at March 31, 1997 due to an increase in advance cash receipts.

The Company currently has access to total revolving credit facilities of $24.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At March 31, 1997, approximately $1.9 million was drawn against these credit facilities.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                          March 31,      December 31,
                                                             1997             1996
                                                         ------------     ------------
Cash and cash equivalents                                $     10,207     $      4,065
Short-term investments                                        159,678          151,359
Working capital advances to Maryland hospitals                  6,432            6,432
                                                          -----------      -----------
Total available liquid assets                                 176,317          161,856
Credit line availability                                       22,041           21,802
                                                          -----------      -----------
Total short-term capital resources                       $    198,358     $    183,658
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

Certain capital expenditures will be made over the next nine months to enhance the Company's computer systems, to establish additional sales offices and to make necessary improvements to existing administrative offices. The Company has entered into an agreement to purchase, for approximately $8.6 million, additional office space for operational purposes.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

During the fourth quarter of 1996, two shareholders of MAMSI, who own a total of 800 shares, filed a lawsuit in the Circuit Court of Montgomery County Maryland against MAMSI and its Chairman, alleging that, during the period February 29 through August 14, 1996, MAMSI and its Chairman fraudulently or negligently misrepresented certain matters concerning the Company's anticipated performance for the year ended December 31, 1996. The plaintiffs sought unspecified compensatory and punitive damages, pre-and post-judgement interest, attorneys' fees and costs, on behalf of themselves and a class of persons who purchased MAMSI's common stock between February 29 and August 14, 1996. MAMSI and its Chairman filed a Motion to Dismiss the Complaint in its entirety, which was granted on April 1, 1997 subject to appeal. The appeal period has lapsed without any further action by the plaintiffs.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

An annual meeting of the stockholders of MAMSI was held on April 29, 1997. The following matters were submitted to a vote of the stockholders during the annual meeting:

(1) The following individuals were elected to the Board of Directors for a three year term with the indicated votes:

                                             FOR            AGAINST         ABSTAIN
Mark D. Groban, M.D.                      43,222,513       2,581,224            None
John P. Mamana, M.D.                      43,677,506       2,126,231            None
William M. Mayer, M.D.                    43,729,097       2,074,640            None
Gretchen P. Murdza                        43,643,413       2,160,324            None

Board members whose term of office continued after the meeting are as follows:

Thomas P. Barbera
Francis C. Bruno, M.D.
Stanley M. Dahlman, Ph.D.
Peter L. Flaherty, Jr., M.D.
Walter Girardin
George T. Jochum
Creighton R. Schneck
Alfred Talamantes
James A. Wild


(2) The adoption of the 1997 Bonus Plan was ratified by a count of 37,283,174 affirmative votes, 8,097,413 negative votes and 423,150 abstentions.

There were no broker non-votes with respect to the election of directors or adoption of the 1997 Bonus Plan.

ITEM 5.  OTHER  INFORMATION

 None.

ITEM 6.EXHIBITS  AND  REPORTS ON FORM 8-K

 (a) See the Exhibit Index on page 20 of the Form 10- Q
 (b) There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                (Registrant)






Date:  May 15, 1997      /s/    Robert E. Foss
                         ----------------------------
                                Robert E. Foss
                                Executive Vice
                                President and
                                Chief Financial
                                Officer

6(a) List of Exhibits.

                                EXHIBIT INDEX

                                               Location of Exhibit
Exhibit                                          in Sequential
Number      Description of Document             Numbering System
10.84       Form of Non-Qualified Stock Option
            Agreement for Options Granted
            Under 1991, 1992, 1993, 1994 and
            1995 Non-Qualified Stock Option
            Plan. . . . . . . . . . . . . . . . . . . . . . .

27          Financial Data Schedule for the Three
            Months Ended March 31, 1997 . . . . . . . . . . .