Form 10-Q
period 1997-06-30
MID ATLANTIC MEDICAL SERVICES INC
filed 1997-08-14
CIK 805037

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

    For the quarterly period ended JUNE 30, 1997, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 54,677,862 shares of common stock, par value $.01, outstanding as of June 30, 1997.




 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                               June 30, 1997  December 31, 1996
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $      6,203     $      4,065
 Short-term investments                                                              155,209          151,359
 Accounts receivable, net of allowance of $5,342 and $5,366                           76,260           77,042
 Prepaid expenses, advances and other                                                 26,931           32,323
 Deferred income taxes                                                                 2,071            4,033
                                                                                 -----------      -----------
   Total current assets                                                              266,674          268,822
 Property and equipment, net of accumulated
  depreciation of $26,334 and $21,908                                                 48,645           45,210
 Statutory deposits                                                                    9,114            9,125
 Other assets                                                                         10,758           10,261
 Deferred income taxes                                                                 1,088            1,301
                                                                                  ----------      -----------
   Total assets                                                                 $    336,279     $    334,719
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                  $         60     $         60
 Short-term borrowings                                                                 1,793            1,973
 Accounts payable                                                                     15,530           18,755
 Medical claims payable                                                              112,755          118,649
 Deferred premium revenue                                                             10,082           10,479
 Deferred income taxes                                                                   255               36
                                                                                 -----------      -----------
   Total current liabilities                                                         140,475          149,952
 Notes payable                                                                           105              134
 Deferred income taxes                                                                   236              233
                                                                                 -----------      -----------
   Total liabilities                                                                 140,816          150,319
                                                                                 -----------      -----------
Stockholders' equity (Notes 2 and 3)
 Common stock, $.01 par, 100,000,000 shares authorized; 56,772,502 issued
  and 54,677,862 outstanding at June 30, 1997 and December 31, 1996                      567              567
 Additional paid-in capital                                                          186,031          173,325
 Stock compensation trust (common stock held in trust)                              (127,780)        (120,652)
 Treasury stock, 2,094,640 shares at June 30, 1997 and December 31, 1996             (41,211)         (41,211)
 Unrealized gains on investments, net of tax of $1,411 and $174                        2,156              265
 Retained earnings                                                                   175,700          172,106
                                                                                 -----------      -----------
   Total stockholders' equity                                                        195,463          184,400
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    336,279     $    334,719
                                                                                 ===========      ===========

Note: The balance sheet at December 31, 1996 has been extracted from the audited financial statements at that date.

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                  June 30,          June 30,
                                                                                    1997              1996
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    267,992      $    266,685
  Fee and other                                                                        4,137             4,229
  Life and short-term disability premium                                               1,274               737
  Home health services                                                                 5,285             5,382
  Investment                                                                           3,755             4,422
                                                                                 -----------       -----------
    Total revenue                                                                    282,443           281,455
                                                                                 -----------       -----------
Expense
  Medical                                                                            240,135           256,326
  Life and short-term disability claims                                                  517               581
  Home health patient services                                                         4,034             3,614
  Administrative (including interest expense of $97 and $174)                         33,328            31,683
                                                                                 -----------       -----------
    Total expense                                                                    278,014           292,204
                                                                                 -----------       -----------
Income (loss) before income taxes                                                      4,429           (10,749)

Provision for income taxes                                                            (1,641)            4,212
                                                                                 -----------       -----------

Net income (loss)                                                               $      2,788      $     (6,537)
                                                                                 ===========       ===========
Income (loss) per common and common equivalent share:
  Net income (loss)                                                             $        .06      $       (.14)
                                                                                 ===========       ===========

Weighted average common and common equivalent shares outstanding                  46,937,950        46,830,823
                                                                                 ===========       ===========


















            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                  June 30,          June 30,
                                                                                    1997              1996
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    539,238      $    526,280
  Fee and other                                                                        8,658             8,126
  Life and short-term disability premium                                               2,435             1,155
  Home health services                                                                10,351            10,007
  Investment                                                                           4,926             7,445
                                                                                 -----------       -----------
    Total revenue                                                                    565,608           553,013
                                                                                 -----------       -----------
Expense
  Medical                                                                            484,779           477,003
  Life and short-term disability claims                                                1,410               871
  Home health patient services                                                         7,721             6,961
  Administrative (including interest expense of $204 and $425)                        65,960            59,897
                                                                                 -----------       -----------
    Total expense                                                                    559,870           544,732
                                                                                 -----------       -----------
Income before income taxes                                                             5,738             8,281

Income tax expense                                                                    (2,144)           (2,949)
                                                                                 -----------       -----------

Net income                                                                      $      3,594      $      5,332
                                                                                 ===========       ===========
Income per common and common equivalent share:
  Net income                                                                    $        .08      $        .11
                                                                                 ===========       ===========

Weighted average common and common equivalent shares outstanding                  46,717,668        47,567,844
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                    Six Months
                                                                                                     Ending
                                                                                                  June 30, 1997
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $      3,594
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      4,916
    Provision for bad debts                                                              (24)
    Provision for deferred income taxes                                                  373
    Loss on sale and disposal of assets                                                    1
    Decrease in accounts receivable                                                      806
    Decrease in prepaid expenses, advances, and other                                  5,392
    Decrease in accounts payable                                                      (3,225)
    Decrease in medical claims payable                                                (5,894)
    Decrease in deferred premium revenue                                                (397)
                                                                                 -----------
        Total adjustments                                                                                1,948
                                                                                                   -----------
        Net cash provided by operating activities                                                        5,542

Cash flows used in investing activities:
  Purchases of short-term investments                                                (52,186)
  Sales of short-term investments                                                     51,464
  Purchases of property and equipment                                                 (7,921)
  Maturities of statutory deposits                                                        11
  Purchases of other assets                                                             (178)
  Proceeds from sale of assets                                                            37
                                                                                 -----------
        Net cash used in investing activities                                                           (8,773)

Cash flows provided by financing activities:
  Principal payments on notes payable                                                    (29)
  Decrease in short-term borrowings                                                     (180)
  Exercise of stock options                                                            3,334
  Stock option tax benefit                                                             2,244
                                                                                 -----------
        Net cash provided by financing activities                                                        5,369
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                2,138

Cash and cash equivalents at beginning of period                                                         4,065
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      6,203
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

INTRODUCTION

Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company whose subsidiaries are active in managed health care and other life and health insurance related activities. MAMSI's principal markets currently include Maryland, Virginia, the District of Columbia, Delaware, West Virginia, North Carolina and Pennsylvania. MAMSI and its subsidiaries (collectively referred to as the "Company") have developed a broad range of managed health care, health insurance and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company, home health care companies, a pharmaceutical company and an outpatient surgery center.

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

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of June 30, 1997, the consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1996 audited consolidated financial statements. The results of operations for the three and six month periods ended June 30 are not necessarily indicative of the operating results for the full year.

Certain balances in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

NOTE 2 - EARNINGS PER SHARE

The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents consisting solely of stock options.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("Statement 128"), which will require the Company to change the current method of computing earnings per share and restate all prior periods. Statement 128 is required to be adopted on December 31, 1997 and requires, among other things, that the calculation of primary earnings per common share exclude the dilutive effect of common stock options. The change in calculation method is not expected to have a material effect on reported earnings per common share.

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

For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheet. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in consolidated additional paid-in capital. At June 30, 1997, the SCT held 8,211,000 shares of common stock at a fair market value of approximately $127.8 million.

Shares held by the SCT are excluded from weighted average shares outstanding used in the computation of income or loss per common equivalent share.

NOTE 4 - NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" ("Statement 130") and Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"). Statement 130 establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements, and Statement 131 significantly changes the way companies report segment information in annual financial statements. Each of these statements is effective for periods beginning after December 15, 1997. The Company is currently evaluating the effect of these pronouncements on its financial statement presentation and disclosure.

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

3. The potential for increased medical expenses due to:
   -  Increased utilization by the Company's membership.
   -  Inflation of costs in the provider community.
   -  Federal or state mandates that increase benefits.
   -  Higher costs for newly developed and/or enhanced pharmaceuticals.

4. The possibility that the Company is not able to expand its service  territory
as  planned  due  to  regulatory   delays  and/or  inability  to  contract  with
appropriate providers.

5. The possibility that the Company is not able to increase its market share at the anticipated premium rates.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996.

Consolidated net income (loss) of the Company was $2,788,000 and ($6,537,000) for the second quarter of 1997 and 1996, respectively. Net earnings (loss) per share were $0.06 in the second quarter of 1997 as compared to $(0.14) in the second quarter of 1996. The increase in earnings is primarily attributable to a significant decrease in the medical loss ratio for commercial products. The medical loss ratio decreased due to increased efforts by the Company to control medical costs through utilization review, case management and enhanced claim adjudication, as well as increased premiums. The Company prices its health products competitively with a goal of increasing its membership base, thereby enhancing its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania.)

Revenue for the three months ended June 30, 1997 increased approximately $1.0 or less than 1 percent over the three months ended June 30, 1996. A 2.7 percent decrease in net average HMO and indemnity enrollment resulted in a decrease of approximately $7.2 million in health care premium revenue over the three months ended June 30, 1996, and a 3.3 percent increase in average premiums per HMO and indemnity enrollee increased health care premium revenue by $8.5 million over the three months ended June 30, 1996. Management believes that commercial health premiums should continue to increase slightly over the next six months as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. Medicare premiums should remain relatively stable and Medicaid premiums should begin to show an overall decrease during the second half of 1997 as the State of Maryland, effective July 1, 1997, reassigned the Company's Maryland Medicaid membership to other managed care organizations. The statements in the preceding paragraphs relating to increasing or decreasing premiums are forward-looking statements. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company began implementing increased premium rates across essentially all of its commercial products in July of 1996. Since most of the Company's contracts are for a one year period, increased pricing generally cannot be initiated until a contract reaches its renewal date. Therefore, price increases are not made across the Company's membership at the same time. Management believes that the commercial premium rate increases will have the effect of slowing down the Company's future membership growth. In addition, the Company received an approximate 2.5 percent premium rate increase in its Virginia Medicaid program and an approximate 4 percent increase in its Maryland Medicaid program both effective July 1, 1996. Effective January 1, 1997, the Company received an average premium increase of 5 percent related to its Medicare membership.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, increased competition in the Company's service area and changes in state mandated enrollment in Medicaid HMO programs in which the Company participates. Enrollment may also decrease if the Company determines that premium reimbursement rates related to certain state Medicaid programs are inadequate, which would cause the Company to voluntarily withdraw from participation, as was the case with the State of Maryland Medicaid Program.

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries contributed $5.3 million in revenue in the second quarter of 1997 as compared to $5.4 million for the same period in 1996. These subsidiaries had increased business volume particularly in the home infusion and mail order pharmacy areas, and an increased relative percentage of business conducted for MAMSI HMO and indemnity members which revenues are eliminated in consolidation, thereby resulting in the slight decrease in reported revenues. Revenue from group life and group short-term disability products contributed $1.3 million in revenues for the second quarter of 1997 as compared to $.7 million for the same period in 1996.

In 1993, MAMSI invited the National Committee for Quality Assurance ("NCQA"), a private, non-profit organization, to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation evaluates how well a health plan manages all parts of its delivery system including physicians, hospitals, other providers and administrative services in order to continuously improve health care for its members. NCQA accreditation is a voluntary process. In the 1993 review, the Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. In response, MAMSI adopted methodologies and programs designed to respond to concerns and questions raised in NCQA's assessment. The Company requested the NCQA to perform another accreditation review which took place in December of 1996. In May 1997, NCQA informed the Company that two of its HMOs received One-Year Accreditation. The One-Year Accreditation indicates the plans have well-established quality improvement programs and meet most NCQA standards. The NCQA Standards for Accreditation are purposely set high to encourage health plans to continuously enhance their quality. No comparable evaluation exists for fee-for-service health care. The Company has implemented the Health Plan and Employer Data and Information Set ("HEDIS") 3.0 which represents a core set of performance measures developed by NCQA to serve the employer as a purchaser.

Medical expenses as a percentage of health premium revenue ("medical loss ratio") decreased to 89.6 percent for the second quarter of 1997 as compared to
96.1 percent for the comparable period of 1996 and, on a per member per month basis, medical expenses decreased 3.7 percent. This decrease is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, expanded activity in specialized subrogation areas and claims review for dual health coverage, the adoption of regionalized and product specific fee maximums for health services, and the identification and possible termination of certain providers and specialists from the delivery network following a continuing intensified peer review analysis. Additionally, the Company has greatly expanded its initial health assessments of new Medicare members after they have enrolled and has also increased its case management personnel. The Company has also reduced the service area in which it offers its Medicare risk plan. This reduction in service area, effective January 1, 1997, primarily targets those areas where the current Medicare reimbursement is insufficient to support the Company's participation. These initiatives should help to continue to control the Company's medical loss ratio. The overall medical loss ratio is expected to stabilize and decrease slowly from the current level over the next six months due to the combined effects of increased premiums, and expanded utilization and case management efforts. The statements in the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") increased to 11.8 percent for the second quarter of 1997 as compared to
11.3 percent for the same period in 1996. This increase is primarily due to increased salaries and expenses in certain administrative areas of the Company, including utilization management and customer service departments, as well as additional sales expenses in new expansion areas. Management believes that the administrative expense ratio will exceed the current level over the next six months due to the continued expansion of utilization management, claims audit and other personnel. Management's expectations concerning the administrative expense ratio are forward-looking statements. The administrative expense ratio is affected by changes in health premiums per member, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income decreased $.7 million primarily due to a decrease in realized gains on sales of marketable equity securities.

The net margin rate increased from (2.3) percent in the second quarter of 1996 to 1 percent in the current quarter. This increase is primarily due to decreased medical expenses and increased premiums.

THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE
30, 1996

The Company's consolidated net income for the six months ended June 30, 1997 decreased to $3,594,000 from $5,332,000 for the six months ended June 30, 1996. Earnings per share on net income decreased from $.11 in the first six months of 1996 to $.08 for the same period in 1997. The reduction in earnings is primarily attributable to decreased investment earnings and increased administrative expense.

Revenue for the six months ended June 30, 1997 increased approximately $12.6 million or 2.3 percent over the six months ended June 30, 1996. A 2.3 percent increase in average premiums per HMO and indemnity enrollee increased health premium revenue by approximately $13.0 million. Revenue from life and short-term disability products contributed $2.4 million in for the first six months of 1997 as compared to $1.2 million for the same period in 1996.

The medical loss ratio decreased to 89.9 percent for six months ended June 30, 1997 as compared to 90.6 percent for the comparable period in 1996. The reasons for this decrease are consistent with the items discussed in the quarterly analysis and additionally, during the first quarter of 1997, the Company identified certain claims which were overpaid. These overpayments were caused, in large part, by a combination of factors including the ever increasing complexity of the claims paying process as well as providers enhancing their ability to maximize charges. In connection with these overpayments, in the first quarter of 1997 the Company recorded, as a reduction of medical expenses, approximately $5 million relating to claims paid in 1996 which has been or will be collected during 1997. The Company believes that it has taken the appropriate action and implemented the appropriate controls to insure that future claims are paid at the appropriate amount.

The  administrative  expense ratio for the first six months of 1997 increased to
11.7 percent as compared to 10.8 percent for the same period in 1996. The reasons for this increase are consistent with the items discussed in the quarterly analysis.

The net margin rate was approximately 1.0 percent for the first six months of both 1997 and 1996.

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

Prepaid expenses, advances and other decreased from $32.3 million at December 31, 1996 to $26.9 million at June 30, 1997, principally due to tax refunds received related to 1996. Property and equipment increased from $45.2 million at December 31, 1996 to $48.6 million at June 30, 1997 principally due to the Company's ongoing enhancements to its electronic data processing equipment as well as renovations of certain portions of the Company's office buildings.

Medical claims payable decreased from $118.6 million at December 31, 1996 to $112.8 million at June 30, 1997 due to reduced levels of medical expense partially offset by the timing of payment to medical providers.

The Company currently has access to total revolving credit facilities of $24.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At June 30, 1997, approximately $1.8 million was drawn against these credit facilities.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                           June 30,       December 31,
                                                             1997             1996
                                                         ------------     ------------
Cash and cash equivalents                                $      6,203     $      4,065
Short-term investments                                        155,209          151,359
Working capital advances to Maryland hospitals                  6,432            6,432
                                                          -----------      -----------
Total available liquid assets                                 167,844          161,856
Credit line availability                                       22,207           21,802
                                                          -----------      -----------
Total short-term capital resources                       $    190,051     $    183,658
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

Certain capital expenditures will be made over the next six months to enhance the Company's computer systems, to establish additional sales offices and to make necessary improvements to existing administrative offices. The Company has entered into an agreement to purchase, for approximately $8.1 million, additional office space for operational purposes. In July, 1997 the Company made additional working capital advances to Maryland hospitals in the amount of $2.8 million.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company has been named as the defendant in a suit filed by certain medical providers on March 26, 1997 in the Circuit Court for Anne Arundel County, Maryland, which alleges that the Company improperly reduced payments to participating providers in the form of "withhold". It is the plaintiff's allegation that certain payments should not have been reduced in this manner and seek unspecified damages. This matter has been filed as a class action against the Company.

At this time the Company believes that the action is premature as the contract mandates that contract disputes be submitted to arbitration. Furthermore, the Company believes that it has meritorious defenses. Although no amount has been specified in the complaint, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial statements.

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

There we no broker non-votes with respect to the election of directors or adoption of the 1997 Bonus Plan.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  See the Exhibit Index on page 16 of the Form 10-Q.
(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                (Registrant)






Date: August 14, 1997    /s/    Robert E. Foss
                         ----------------------------
                                Robert E. Foss
                                Executive Vice President
                                and
                                Chief Financial Officer

6(a) List of Exhibits.

                                EXHIBIT INDEX

                               Location of Exhibit
Exhibit                                          in Sequential
Number      Description of Document             Numbering System

10.85       Agreement of Purchase of Real Property
            by Mid Atlantic Medical Services, Inc.. . . . . .

27          Financial Data Schedule for the Six
            Months Ended June 30, 1997. . . . . . . . . . . .