Form 10-Q
period 1997-09-30
MID ATLANTIC MEDICAL SERVICES INC
filed 1997-11-14
CIK 805037

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

    For the quarterly period ended SEPTEMBER 30, 1997, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 54,677,862 shares of common stock, par value $.01, outstanding as of September 30, 1997.




 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                            September 30, 1997  December 31, 1996
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $      9,468     $      4,065
 Short-term investments                                                              160,060          151,359
 Accounts receivable, net of allowance of $5,401 and $5,366                           72,881           77,042
 Prepaid expenses, advances and other                                                 17,684           32,323
 Deferred income taxes                                                                                  4,033
                                                                                 -----------      -----------
   Total current assets                                                              260,093          268,822
 Property and equipment, net of accumulated
  depreciation of $28,610 and $21,908                                                 56,871           45,210
 Statutory deposits                                                                    9,115            9,125
 Other assets                                                                         10,653           10,261
 Deferred income taxes                                                                                  1,301
                                                                                  ----------      -----------
   Total assets                                                                 $    336,732     $    334,719
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                  $         60     $         60
 Short-term borrowings                                                                 2,292            1,973
 Accounts payable                                                                     18,894           18,755
 Medical claims payable                                                               96,844          118,649
 Deferred premium revenue                                                             10,228           10,479
 Deferred income taxes                                                                 3,206               36
                                                                                 -----------      -----------
   Total current liabilities                                                         131,524          149,952
 Notes payable                                                                            90              134
 Deferred income taxes                                                                 1,504              233
                                                                                 -----------      -----------
   Total liabilities                                                                 133,118          150,319
                                                                                 -----------      -----------
Stockholders' equity (Notes 2 and 3)
 Common stock, $.01 par, 100,000,000 shares authorized; 56,772,502 issued
  and 54,677,862 outstanding at September 30, 1997 and December 31, 1996                 567              567
 Additional paid-in capital                                                          188,452          173,325
 Stock compensation trust (common stock held in trust)                              (128,494)        (120,652)
 Treasury stock, 2,094,640 shares at September 30, 1997 and December 31, 1996        (41,211)         (41,211)
 Unrealized gains on investments, net of tax of $2,534 and $174                        3,874              265
 Retained earnings                                                                   180,426          172,106
                                                                                 -----------      -----------
   Total stockholders' equity                                                        203,614          184,400
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    336,732     $    334,719
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ending
                                                                                September 30,     September 30,
                                                                                    1997              1996
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    253,297      $    275,147
  Fee and other                                                                        4,631             4,159
  Life and short-term disability premium                                               1,421               948
  Home health services                                                                 5,233             5,539
  Investment                                                                           5,293             2,167
                                                                                 -----------       -----------
    Total revenue                                                                    269,875           287,960
                                                                                 -----------       -----------
Expense
  Medical                                                                            225,328           259,811
  Life and short-term disability claims                                                  640               810
  Home health patient services                                                         4,769             4,940
  Administrative (including interest expense of $106 and $167)                        31,948            29,609
                                                                                 -----------       -----------
    Total expense                                                                    262,685           295,170
                                                                                 -----------       -----------
Income (loss) before income taxes                                                      7,190            (7,210)

Provision for income taxes                                                            (2,464)            2,499
                                                                                 -----------       -----------

Net income (loss)                                                               $      4,726      $     (4,711)
                                                                                 ===========       ===========
Income (loss) per common and common equivalent share:
  Net income (loss)                                                             $        .10      $       (.10)
                                                                                 ===========       ===========

Weighted average common and common equivalent shares outstanding                  47,111,926        46,394,158
                                                                                 ===========       ===========


















            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Nine Months Ending
                                                                                September 30,     September 30,
                                                                                    1997              1996
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    792,535      $    801,427
  Fee and other                                                                       13,289            12,285
  Life and short-term disability premium                                               3,856             2,103
  Home health services                                                                15,584            15,546
  Investment                                                                          10,219             9,612
                                                                                 -----------       -----------
    Total revenue                                                                    835,483           840,973
                                                                                 -----------       -----------
Expense
  Medical                                                                            710,107           736,814
  Life and short-term disability claims                                                2,050             1,681
  Home health patient services                                                        12,490            11,901
  Administrative (including interest expense of $310 and $592)                        97,908            89,506
                                                                                 -----------       -----------
    Total expense                                                                    822,555           839,902
                                                                                 -----------       -----------
Income before income taxes                                                            12,928             1,071

Income tax expense                                                                    (4,608)             (450)
                                                                                 -----------       -----------

Net income                                                                      $      8,320      $        621
                                                                                 ===========       ===========
Income per common and common equivalent share:
  Net income                                                                    $        .18      $        .01
                                                                                 ===========       ===========

Weighted average common and common equivalent shares outstanding                  46,849,087        47,176,616
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                   Nine Months
                                                                                                     Ending
                                                                                                September 30, 1997
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $      8,320
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      7,430
    Provision for bad debts                                                               35
    Provision for deferred income taxes                                                6,628
    Loss on sale and disposal of assets                                                    1
    Decrease in accounts receivable                                                    4,126
    Decrease in prepaid expenses, advances, and other                                 14,639
    Increase in accounts payable                                                         139
    Decrease in medical claims payable                                               (21,805)
    Decrease in deferred premium revenue                                                (251)
                                                                                 -----------
        Total adjustments                                                                               10,942
                                                                                                   -----------
        Net cash provided by operating activities                                                       19,262

Cash flows used in investing activities:
  Purchases of short-term investments                                                (84,426)
  Sales of short-term investments                                                     81,694
  Purchases of property and equipment                                                (18,430)
  Purchases of statutory deposits                                                        (15)
  Maturities of statutory deposits                                                        25
  Purchases of other assets                                                             (332)
  Proceeds from sale of assets                                                            65
                                                                                 -----------
        Net cash used in investing activities                                                           (21,419)

Cash flows provided by financing activities:
  Principal payments on notes payable                                                    (44)
  Increase in short-term borrowings                                                      319
  Exercise of stock options                                                            3,900
  Stock option tax benefit                                                             3,385
                                                                                 -----------
        Net cash provided by financing activities                                                        7,560
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                5,403

Cash and cash equivalents at beginning of period                                                         4,065
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      9,468
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

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of September 30, 1997, the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share", which will require the Company to change the current method of computing earnings per share and restate all prior periods. Statement No. 128 is required to be adopted on December 31, 1997 and requires, among other things, that the calculation of primary earnings per common share exclude the dilutive effect of common stock options. The change in calculation method is not expected to have a material effect on reported earnings per common share.

NOTE 3 - STOCK COMPENSATION TRUST

On August 26, 1996, the Company established the MAMSI Stock Compensation Trust ("SCT") to fund a portion of its obligations arising from its various stock compensation plans. MAMSI funded the SCT with 9.13 million shares of newly issued MAMSI stock. In exchange, the SCT has delivered a promissory note to MAMSI for approximately $129.9 million which represents the purchase price of the shares. Amounts owed by the SCT to MAMSI will be repaid by cash received by the SCT or will be forgiven by MAMSI, which will result in the SCT releasing shares to satisfy MAMSI obligations for stock compensation.

For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheet. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in consolidated additional paid-in capital. At September 30, 1997, the SCT held
8.13 million shares of common stock at a fair market value of approximately $128.5 million.

Shares held by the SCT are excluded from weighted average shares outstanding used in the computation of income or loss per common equivalent share.

NOTE 4 - NEW ACCOUNTING STANDARDS

In June, 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" ("Statement 130") and Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"). Statement 130 establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements, and Statement 131 significantly changes the way companies report segment information in annual financial statements. Because Statement 131 concerns itself only with how supplemental financial statement information is disclosed in annual and interim reports, the adoption will not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the effect of Statement 130 on its financial statements. Each of these statements is effective for periods beginning after December 15, 1997.

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

3. The potential for increased medical expenses due to: - Increased utilization by the Company's membership. - Inflation in provider and pharmaceutical costs. - Federal or state mandates that increase benefits.

4. The possibility that the Company is not able to expand its service  territory
as  planned  due  to  regulatory   delays  and/or  inability  to  contract  with
appropriate providers.

5. The possibility that the Company is not able to increase its market share at the anticipated premium rates.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated net income (loss) of the Company was $4,726,000 and ($4,711,000) for the third quarter of 1997 and 1996, respectively. Net earnings (loss) per share were $.10 in the third quarter of 1997 as compared to $(0.10) in the third quarter of 1996. The increase in earnings is primarily attributable to a decrease in the medical loss ratio for commercial products which was slightly offset by an increase in the administrative expense ratio. The medical loss ratio decreased principally due to increased efforts by the Company to control medical costs through utilization review, case management, enhanced claim adjudication, and increased claims audit and claims reversal activity. The
Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania.)

Revenue for the three months ended September 30, 1997 decreased approximately $18.1 or 6.3 percent over the three months ended September 30, 1996. A 8.8 percent decrease in net average HMO and indemnity enrollment resulted in a decrease of approximately $24.1 million in health care premium revenue over the three months ended September 30, 1996, and a .9 percent increase in average premiums per HMO and indemnity enrollee increased health care premium revenue by $2.3 million over the three months ended September 30, 1996. The net decrease in revenue is mainly related to the Company's withdrawal from the Maryland Medicaid program and from certain areas of the Virginia Medicaid program due to inadequate premiums paid by the states. Management believes that commercial health premiums should increase over the next twelve months as the Company increases its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. Effective January 1, 1998, the Company has modified its Medicare product offering. This modification has the potential to significantly reduce the Company's Medicare membership and related premium revenue. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company increased premium rates across essentially all of its commercial products beginning in July of 1996. Since most of the Company's contracts are for a one year period, increased pricing generally cannot be initiated until a contract reaches its renewal date. Therefore, price increases are not made across the Company's membership at the same time. Management believes that the commercial premium rate increases will continue to have the effect of slowing down the Company's membership growth. In addition, the Company received an approximate 2.5 percent premium rate increase in its Virginia Medicaid program effective July 1, 1996 and a 5 percent increase effective July 1, 1997. Effective January 1, 1997, the Company received an average premium increase of 5 percent related to its Medicare membership and anticipates a 2 percent increase effective January 1, 1998.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, increased competition in the Company's service area and changes in state mandated enrollment in Medicaid HMO programs in which the Company participates. Enrollment may also decrease if the Company determines that premium reimbursement rates related to certain state Medicaid programs are inadequate, which would cause the Company to voluntarily withdraw from participation. As previously described, this determination was made in connection with the Maryland Medicaid program and part of the Virginia Medicaid program.

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries contributed $5.2 million in revenue in the third quarter of 1997 as compared to $5.5 million for the same period in 1996. This decrease is the result of increasing business volume for these subsidiaries, particularly in the home infusion and mail order pharmacy areas, which is more than offset by an increasing relative percentage of business conducted for MAMSI HMO and indemnity members which revenues are eliminated in consolidation. Revenue from group life and group short-term disability products contributed $1.4 million in revenues in the third quarter of 1997 as compared to $.9 million for the same period in 1996.

In 1993, MAMSI invited the National Committee for Quality Assurance ("NCQA"), a private, non-profit organization, to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation is a voluntary process. In the 1993 review, the Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. In response, MAMSI adopted methodologies and programs designed to respond to concerns and questions raised in NCQA's assessment. The Company requested the NCQA to perform another accreditation review which took place in December of 1996. In May, 1997, NCQA informed the Company that its flagship HMOs received one year accreditation. The Company has implemented the Health Plan and Employer Data and Information Set ("HEDIS") 3.0 which represents a core set of performance measures developed by NCQA to serve the employer as a purchaser. In addition, in October, 1997 the Maryland Health Care Access and Cost Commission released the results of Maryland's first ever statewide HMO report card. MAMSI's Maryland HMOs exceeded the state wide average in overall satisfaction, accessibility and quality. In another survey of member satisfaction taken by the U.S. Office of Personnel
Management, federal employees expressed satisfaction with the Company's federally qualified HMO.

Medical expenses as a percentage of health premium revenue ("medical loss ratio") decreased to 89.0 percent for the third quarter of 1997 as compared to
94.4 percent for the comparable period of 1996 and, on a per member per month basis, medical expenses decreased 4.9 percent. This decrease is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, expanded activity in specialized subrogation areas and claims review for dual health coverage, the adoption of regionalized and product specific fee maximums for health services, and the identification and possible termination of certain providers and specialists from the delivery network following a continuing intensified peer review analysis. In addition, during the first quarter of 1997, the Company identified certain claims which had been overpaid and recorded an estimate of amounts recoverable therefrom. Subsequent actual collection rates have exceeded the Company's original estimates. Based upon this experience, the Company recorded in the third quarter of 1997, as a reduction of medical expenses, approximately $7 million relating to claims incurred and paid in 1996. The Company continues to believe that it has taken the appropriate action and implemented appropriate controls to ensure that future claims are paid at the appropriate amounts although the complexity of paying claims and the increasing sophistication of providers requires constant evaluation of historical payment patterns which might indicate improper payments. Additionally, the Company has greatly expanded its initial health assessments of new Medicare members after they have enrolled and has also increased its case management personnel. The Company has also reduced the service area in which it offers its Medicare risk plan. This reduction in service area, effective January 1, 1997, primarily targets those areas where the current Medicare reimbursement is insufficient to support the Company's participation. These initiatives should help to control the Company's medical loss ratio. The statements in the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") increased to 11.8 percent for the third quarter of 1997 as compared to
10.3 percent for the same period in 1996. This increase is primarily due to increased salaries and expenses in certain administrative areas of the Company, including utilization management, claims audit and customer service departments and reduced revenue. Management believes that the administrative expense ratio will remain at the current level in the near term. Management's expectations concerning the administrative expense ratio are forward-looking statements. The administrative expense ratio is affected by changes in health premiums per member, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income increased $3.1 million primarily due to an increase in realized gains on sales of marketable equity securities.

The net margin rate increased from (1.6) percent in the third quarter of 1996 to
1.8 percent in the current quarter. This increase is primarily due to decreased medical expenses, increased premiums on a per member per month basis and increased investment income.

THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

The Company's consolidated net income for the nine months ended September 30, 1997 increased to $8,320,000 from $621,000 for the nine months ended September 30, 1996. Earnings per share on net income increased from $.01 in the first nine months of 1996 to $.18 for the same period in 1997. The increase in earnings is primarily attributable to a decrease in the medical loss ratio for commercial products.

Revenue for the nine months ended September 30, 1997 decreased approximately $5.5 million or .7 percent over the nine months ended September 30, 1996. A 1.9 percent increase in average premiums per HMO and indemnity enrollee increased health premium revenue by approximately $14.5 million and a 2.9 decrease in net average HMO and indemnity enrollment resulted in a decrease of approximately $23.4 million in health care premium. Revenue from life and short-term disability products contributed $3.9 million in for the first nine months of 1997 as compared to $2.1 million for the same period in 1996.

The medical loss ratio decreased to 89.6 percent for nine months ended September 30, 1997 as compared to 91.9 percent for the comparable period in 1996. The reasons for this decrease are consistent with the items discussed in the quarterly analysis as well as during the first quarter of 1997, the Company identified certain claims which were overpaid. These overpayments were caused, in large part, by a combination of factors including the ever increasing complexity of the claims paying process as well as providers enhancing their ability to maximize charges. In connection with these overpayments, in the first quarter of 1997 the Company recorded, as a reduction of medical expenses, approximately $5 million relating to claims incurred and paid in 1996. In the third quarter of 1997, the Company recorded as a reduction of medical expenses approximately $7 million related to claims incurred and paid in 1996. The Company continues to believe that it has taken the appropriate action and implemented appropriate controls to ensure that future claims are paid at the appropriate amount although the complexity of paying claims and increasing sophistication of providers requires constant evaluation of historical payment patterns which may indicate improper payments.

The administrative  expense ratio for the first nine months of 1997 increased to
11.7 percent as compared to 10.6 percent for the same period in 1996. The reasons for this increase are consistent with the items discussed in the quarterly analysis.

The net margin rate was 1.0 percent for the first nine months of 1997 as compared with .1 percent for the comparable period in 1996.

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

The Company's cash and short-term investments increased from $155.4 million at December 31, 1996 to $169.5 million at September 30, 1997, primarily due to a change in the Company's medical claims payment schedule net income, proceeds from the exercise of stock options and tax refunds. Accounts receivable decreased from $77.0 million at December 31, 1996 to $72.8 million at September 30, 1997. This decrease is primarily due to a reduction in amounts due from the Company's self-insured customers as well as a reduction in miscellaneous receivables.

Prepaid expenses, advances and other decreased from $32.3 million at December 31, 1996 to $17.7 million at September 30, 1997, principally due to tax refunds received related to 1996. Property and equipment increased from $45.2 million at December 31, 1996 to $56.9 million at September 30, 1997 principally due to the Company's ongoing enhancements to its electronic data processing equipment, the purchase of a new office facility for expansion as well as renovations of certain portions of the Company's headquarter's office building.

Medical claims payable decreased from $118.6 million at December 31, 1996 to $96.8 million at September 30, 1997 primarily due to the reduction in membership and the Company's identification of certain claims overpayments.

The Company currently has access to total revolving credit facilities of $24.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At September 30, 1997, approximately $2.3 million was drawn against these credit facilities.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                        September 30,     December 31,
                                                             1997             1996
                                                         ------------     ------------
Cash and cash equivalents                                $      9,468     $      4,065
Short-term investments                                        160,060          151,359
Working capital advances to Maryland hospitals                  9,186            6,432
                                                          -----------      -----------
Total available liquid assets                                 178,714          161,856
Credit line availability                                       21,708           21,802
                                                          -----------      -----------
Total short-term capital resources                       $    200,422     $    183,658
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

Certain capital expenditures will be made over the near term to enhance the Company's computer systems and to make necessary improvements to existing and new administrative offices.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company has been named as the defendant in a suit filed by certain medical providers on March 26, 1997 in the Circuit Court for Anne Arundel County, Maryland, which alleges that the Company improperly reduced payments to participating providers in the form of "withhold". It is the plaintiff's allegation that certain payments should not have been reduced in this manner and seek unspecified damages. This matter has been filed as a class action against the Company. On August 18, 1997 the court stayed further proceedings in the litigation pending plaintiff's pursuit of arbitration as provided for under the contract.

The Company is involved in various other legal actions arising in the normal course of business, some of which seek substantial monetary damages. After review, including consultation with legal counsel, management believes that any ultimate liability that could arise from these other actions will not materially affect the Company's consolidated financial position or results of operation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Exhibit Index on page 15 of the Form 10-Q. (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                (Registrant)






Date: November 13, 1997  /s/    Robert E. Foss
                         ----------------------------
                                Robert E. Foss
                                Executive Vice President
                                and
                                Chief Financial Officer

6(a) List of Exhibits.

                                EXHIBIT INDEX


Exhibit
Number      Description of Document

27          Financial Data Schedule for the Nine
            Months Ended September 30, 1997