Form 10-K
period 1997-12-31
MID ATLANTIC MEDICAL SERVICES INC
filed 1998-03-31
CIK 805037

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549
                                        FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED] For fiscal year ended DECEMBER 31, 1997

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

Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity February 27, 1998: Approximately $531 million.

               APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
       54,677,862 shares of common stock as of February 27, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Registrant's annual meeting of shareholders to be held on April 27, 1998 is incorporated by reference into Part III of this Form 10-K.

                               FORM 10-K

                                 INDEX

ITEM NO.   DISCLOSURE REQUIRED                                    PAGE

                                 PART I

Item 1     Business ..............................................   4
Item 2     Properties ............................................  17
Item 3     Legal Proceedings .....................................  17
Item 4     Submission of Matters to a Vote of Security Holders ...  17

                                 PART II

Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters ................................   18
Item 6     Selected Financial Data ..............................   19
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operation .................   20
Item 7a    Quantitative and Qualitative Disclosures About
             Market Risk ........................................   26
Item 8     Financial Statements and Supplementary Data ..........   27
Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ................   48

                                 PART III

Item 10    Directors and Executive Officers of the Registrant ...   49
Item 11    Executive Compensation ...............................   49
Item 12    Security Ownership of Certain Beneficial Owners
             and Management .....................................   49
Item 13    Certain Relationships and Related Transactions .......   49

                                 PART IV
Item 14    Exhibits, Financial Statement Schedules
             and Reports on Form 8-K ............................   50

                                 PART I

ITEM 1. BUSINESS

Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company for subsidiaries active in managed health care and other life and health insurance related activities. MAMSI and its subsidiaries (the "Company") have developed a broad range of managed health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company, a home health care company, a pharmaceutical services company and a hospice company. The Company also has a partnership interest in an outpatient surgery center.


GENERAL DEVELOPMENT OF BUSINESS

MAMSI was  incorporated in Delaware in 1986 to serve as a holding company for MD
- Individual Practice Association, Inc. ("M.D. IPA") and Physicians Health Plan of Maryland, Inc. ("PHP- MD"). MAMSI made an exchange offer for all of the issued and outstanding shares of common stock of M.D. IPA and PHP-MD in 1987.

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

MANAGED HEALTH ORGANIZATIONS

MAMSI's primary business is providing access to and managing health care through its HMOs and its life and health insurance company. MAMSI currently offers HMO coverage through four licensed HMO subsidiaries - M.D. IPA, Optimum Choice, Inc. ("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") and offers life and health insurance through MAMSI Life and Health Insurance Company ("MAMSI Life").

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

OCI, a non-Federally qualified HMO, became a licensed HMO in Maryland in 1988, in Virginia in 1990, in Delaware in 1993 and in West Virginia in 1994. OCI generally operates within the small business market segment, which is comprised of both small and large group employers and also covers Medicaid and Medicare recipients. OCI's present commercial service area includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia, and certain areas of West Virginia. For the Medicare Program, OCI is licensed in Northern Virginia, Maryland, Delaware and the District of Columbia.

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

MAMSI Life, a life and health insurance company, is licensed in over 30 states and actively markets in the states in which MAMSI has licensed HMO's. MAMSI Life sells group health insurance as well as a preferred point of service product to large and small employers and individuals. MAMSI Life also sells group term life insurance as well as short-term disability insurance.

GENERAL

HMOs typically provide or arrange for the provision of comprehensive medical care (including physician and hospital care) to enrollees for a fixed, prepaid premium regardless of the amount of care provided. Enrollees generally receive care from participating primary care physicians ("PCPs") who, as required, refer enrollees to participating specialists and hospitals. HMOs require patients to utilize participating physicians and other participating health care providers. This allows HMOs to negotiate favorable rates and control utilization to a greater extent than traditional health insurers, while monitoring and enhancing the quality of care provided to enrollees.

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

MAMSI's HMO provider network is organized as an Individual Practice Association ("IPA"). Under the IPA model, the HMO contracts with a broadly dispersed group of physicians to provide medical services to enrollees in the physicians' own offices and in hospitals; the physicians are generally paid on a capitated or a negotiated fee maximum basis. Physicians may contract directly with the HMO or through a designated organization that, in turn, contracts with the HMO.

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

MAMSI's HMOs, in cooperation with MAMSI Life, a wholly owned subsidiary of MAMSI, also offer point-of-service coverage (the "preferred plan"), which is marketed to appeal to the following customers:

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

Additionally, MAMSI, through its subsidiaries, offers hybrid products to large employer groups. These products offer the ability to tailor employee health care offerings by varying benefit designs, funding methods and insurance risk. Hybrid products generally compete in the so-called self-funded employer plan marketplace. A typical MAMSI hybrid product combines the use of capitated PCPs to serve as gatekeepers, employer funding of specialist and institutional claims on an "as paid" basis and MAMSI's underwriting of risk of loss on a specific and/or aggregate stop loss basis.

OCI offers HMO coverage to recipients of Title XIX Medical Assistance ("Medicaid") in certain states. The Medicaid plan operates in a manner similar to the traditional HMO plan. The participating states pay a monthly premium based upon the age, sex and geographic location of the recipients for which OCI provides comprehensive medical coverage. At December 31, 1997, MAMSI's Medicaid service area includes certain areas of Virginia, nine counties in West Virginia and Mecklenburg and Gaston Counties in North Carolina.

Effective January 1, 1997, because of insufficient reimbursement rates, OCI withdrew from the mandated Medicaid Program in the Tidewater area of Virginia which reduced the Company's membership by approximately 26,000 members. In July, 1997, OCI declined to participate in the State of Maryland mandated Medicaid program, again due to insufficient rates, which resulted in OCI's Maryland Medicaid membership of approximately 38,000 being reassigned to other managed care organizations. Effective January 1, 1998, OCI withdrew from the Northern Virginia area due to insufficient reimbursement rates. It is anticipated that this will reduce OCI's Virginia Medicaid membership by approximately 6,000 members.

Under all coverage options, enrollees receive the following basic benefits: primary and specialist physician services; hospital services such as diagnostic tests, x-rays, drugs, medication, nursing and maternity services; outpatient diagnostic tests such as laboratory tests, x-rays, and allergy testing and injections.

OCI also offers health coverage to Title XVIII Medicare recipients. Under a contractual arrangement with the United States Health Care Financing Administration ("HCFA"), OCI receives a monthly premium based upon age, sex, county of residence and enrollment status for which OCI provides comprehensive medical coverage to those individuals. Currently, approximately only 11% of the Medicare recipients in MAMSI's Medicare service area (which includes Delaware, the District of Columbia, several counties in Northern Virginia, and most of the State of Maryland) are covered through MAMSI or other HMOs. Effective January 1, 1997, OCI reduced the size of its Medicare service area. This reduction in service area reduced the Company's Medicare membership by approximately 5,000 members. Effective January 1, 1998, the Company again reduced the size of its service area and changed the benefit structure. It is anticipated that these changes will further reduce MAMSI's Medicare membership.

The Company's total health plan (managed care full risk and hybrid, ASO and indemnity health insurance) membership in the HMOs and MAMSI Life decreased to approximately 691,000 at December 31, 1997 from 745,000 at December 31, 1996, a decrease of 7 percent.

The following table sets forth information relevant to MAMSI's HMO and indemnity health plans as of December 31, 1997:

Employer Groups Served              30,500
Population of Aggregate HMO
  Service Area                  33,500,000
Service Area Penetration               2.1%
Primary Care Physicians              5,200
Specialist Physicians               14,200
Other Affiliated Health
  Care Providers                     7,500
Hospitals and Outpatient
  Facilities                         1,500
Pharmacies                           8,800

A significant portion of the Company's premium revenue is derived from Federal, state and local government agencies including governmental employees and Medicaid and Medicare recipients. For the years ended December 31, 1997, 1996 and 1995, approximately 11%, 11% and 7%, respectively, of premium revenue was derived from Federal government agencies, and approximately 25%, 26% and 21%, respectively, was derived from state and local government agencies located in the Company's service area.

HMO ARRANGEMENTS WITH PHYSICIAN AND INSTITUTIONAL PROVIDERS

M.D. IPA and OCI contract with PHP-MD to provide physician services to their enrollees while OCCI (North Carolina and South Carolina) and OCIPA (Pennsylvania) generally contract directly with providers. The HMOs are ultimately responsible for ensuring that an adequate number of physicians and other health care providers are maintained in order to service enrollees.

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

PCPs may  receive,  in  addition  to  capitation  payments,  fees for  specified procedures and an annual payment that is based on a Quality Review Reconciliation. This payment generally does not exceed 3 percent of their annual capitation payments. The reconciliation evaluates the physician's practice performance as well as quality issues such as grievance rates from members, sanctions by a MAMSI HMO, and member transfer rate. As part of the Quality Review Reconciliation, the Company provides a quarterly report to each PCP that compares the physician's practice performance based on outpatient and inpatient expenses to those of his/her peers and allows the PCP not only to monitor the number of referrals consistent with quality medical standards, but also to evaluate the most cost-effective consultants and facilities within each specialty area.

Prior to July, 1, 1995, specialist providers and participating non-physician providers were compensated on a discounted fee maximum basis. This compensation was limited to an established maximum rate that reflected the amount that similar providers of a similar service would typically charge. Effective July 1, 1995, the Company modified the method used to compensate providers and adopted the Medicare Resource Based Relative Value Scale methodology of provider reimbursement. This methodology, which applies generally to specialist health claims, has resulted in the lowering of some reimbursement levels, mainly those having to do with office and hospital-based procedures, while increasing payments for many evaluation and management tasks. Management believes that this change has allowed the Company to continue to be competitive within its marketplace.

The HMOs have contractual arrangements with a combined total of 1,500 facilities, consisting of 300 hospitals and 1,200 non-hospital facilities, as of December 31, 1997. These facilities are located in the Company's HMO Service Area. Contracts with facilities are renewable annually.

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

DENTAL - The Company has several dental products available including a dental indemnity product available from MAMSI Life, subcontracted capitated arrangements with a dental HMO, and a discount dental services network through a dental PPO.

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

MAMSI's QA/QI Committee, which operates under the direction and oversight of MAMSI's Board of Directors, includes administrative, clinical and provider representation. The Committee evaluates numerous quality related issues and outcomes measuring overall services provided to enrollees.

In addition, MAMSI utilizes several cost control and quality review mechanisms. Provider applications are reviewed by a Credentials Committee in order to determine whether the applicant meets MAMSI's criteria, including Board Certification or eligibility.

MAMSI maintains a physician review process to determine whether the needed levels of medical service are being provided in a timely and efficient manner. The Company conducts medical reviews to monitor the quality of care provided. The Company also monitors the hospital and out-of-plan referrals issued by primary care providers.

In most situations, prior authorization must be obtained for non-emergency hospital admissions. Failure to secure prior authorization for non-emergency hospital admissions of enrollees may cause claims to be denied, and in some situations, providers may be sanctioned. Prior to admission for non-emergency hospital services, MAMSI applies certain medical criteria to authorize the admission.

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

COMPETITION AND MARKETING STRATEGY

The health care industry is characterized by intense competition. MAMSI recognizes the possibility that other entities with greater resources may enter into competition with MAMSI in the future by either entering its HMO Service Area or by designing alternative health care delivery systems. HMOs compete not only with other HMOs and managed care organizations such as provider sponsored organizations, but also with insurance companies that offer indemnity insurance products.

MAMSI's HMOs compete with approximately 21 HMOs or other prepaid alternative health care delivery systems that have a presence in at least one of the cities or counties in MAMSI's non expansion service areas. The following table sets forth MAMSI's best estimate of 1997 enrollment of HMOs operating in its non expansion HMO Service Areas. Certain of the HMOs are part of a larger entity and the enrollees estimated herein include only those in MAMSI's HMO Service Area.

                                                                        Approximate
                                                                           Number
HMO                                                Plan Type           of Enrollees
-------------                                      ---------           ------------
Mid Atlantic Medical Services, Inc.* ..........          IPA              547,000
Kaiser Permanente Health Care Program .........        Group              518,000
NYLCARE of the Mid Atlantic....................          IPA              439,000
FreeState Health Plan** .......................          IPA              270,000
Trigon ........................................          IPA              261,000
Prudential Healthcare..........................          IPA              176,000
Optima/Sentara Health Plans....................    IPA/Staff              176,000
AETNA/U.S. Healthcare..........................          IPA              166,000
United Healthcare .............................          IPA               91,000
George Washington University Health Plan ......        Group               60,000
Southern Health Services (Coventry Corp.) .....          IPA               53,000
Capital Care***................................          IPA               72,000
CIGNA Health Plans ............................          IPA               70,000
Qualchoice ....................................          IPA               54,000
Other HMOs ....................................      Various              259,000


* - Includes individuals covered by the Company's HMOs only.

** - This company is owned by Blue Cross/Blue Shield of Maryland.

*** - This company is owned by Blue Cross/Blue Shield of the National Capital Area.

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

MAMSI subsidiaries employed approximately 455 full-time individuals who provide marketing services for the Company's products as of December 31, 1997. MAMSI's marketing strategy includes identifying and contacting employers in its HMO Service Area. In addition, the Company employs prospecting, telemarketing, employer group consultation, referrals by consultants, and the use of a minimum number of selected brokers to acquire new accounts. Since 1994, the Company's strategy has included reducing the use of brokers for new business while increasing its internal sales force. New members acquired by the Company's dedicated sales force accounted for 48 percent of total large group new members and 97 percent of total small group new members in 1997.

RISK MANAGEMENT

With the exception of certain small group markets, OCI uses underwriting criteria as a part of its risk management efforts. Underwriting is the process of analyzing the risk of enrolling employer groups in order to establish an appropriate premium rate. Utilizing underwriting criteria, OCI seeks to avoid contracting with employers that are likely to experience an actuarially higher than expected need for medical care. OCI's use of underwriting techniques is restricted in certain situations by state small group reform legislation (see further discussion under "Government Regulation").

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

Through June 30, 1996, PHP-MD generally placed 5% to 15% of the payments due to participating physicians in a Claims Reserve Risk Pool. The Claims Reserve Risk Pool constitutes a financial risk-sharing arrangement among the participating physicians and PHP-MD. Amounts held in the Claims Reserve Risk Pool were distributed from time to time by PHP-MD to participating physicians if, in the judgment of PHP-MD's Board of Directors, PHP-MD's financial condition permits such distribution. Effective July 1, 1996, Maryland regulations eliminated the use of such risk pools by HMOs, therefore, commencing on that date the majority of PHP-MD payments to physicians are not reduced. Amounts placed in such risk pools, in jurisdictions where it is still permitted, are minor. The following table sets forth information regarding the portion of the amount in the Claims Reserve Risk Pool that was distributed to participating physicians in each calendar year.

                      Percentage
                     Distributed
Year                 to Providers
----                 ------------
1990                     16
1991                      5
1992                      4
1993                     59
1994                     58
1995                      4
1996                      0
1997                      0

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

The Company's home health care operations are regulated principally in four areas: home health care licensing; certification for participation in private insurance and government reimbursement programs; employee licensure and training requirements; and Federal occupational safety guidelines. The Company believes that it is in compliance with all applicable regulations, which include possessing the required Certificates of Need in all locations in which such certificates are required. Additionally, the Company's infusion and mail order prescription businesses have obtained the necessary licenses and permits to operate as a full service retail pharmacy.

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

Due to the continued increase in health care costs and the inability of many individuals to obtain health care insurance, numerous proposals relating to health care reform have been made, and additional proposals may be introduced, in the United States Congress and the legislatures of the states in which the Company operates or may seek to operate.

Recently, the "Health Insurance Portability and Accountability Act of 1996, Public Law 104- 191", commonly called the Kennedy-Kassebaum Bill for its primary sponsors, was enacted. This bill establishes certain Federal requirements for large group, small group, and individual health benefit plans, and applies not only to insurers and HMOs but also to ERISA plans.

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

The effect of Kennedy-Kassebaum differs from state to state. In the group market, state laws remain in effect unless they prevent the application of the new federal requirements, and in the individual market, state laws govern if the Health and Human Services Secretary determines that they provide an "acceptable alternative mechanism" to the federal requirement. This means that in those states, like Maryland, where state reforms have already been enacted, the legislation has little, if any, effect in the small group market, but may have some effect in the individual market. In other states, the legislation has a greater effect.

Most of the provisions of Kennedy-Kassebaum took effect on July 1, 1997, but some, like the provisions pertaining to Medical Savings Accounts, took effect earlier and others, like administrative simplification, took effect later.

In recent years, state legislatures in the Company's service area have been active in health care reform legislation targeted at the small group market, i.e., usually for groups of 2 to 50 employees. This small group reform is now in place in Maryland, Virginia, Delaware and North Carolina, but not in Pennsylvania, Washington, D.C. or West Virginia. Although different in many of the details, this type of legislation generally requires all HMOs and insurers that offer small group coverage to accept all small employers who apply for coverage and to guarantee coverage to their employees seeking coverage regardless of their health status. The legislation also requires renewal of these small group employer plans, limits rate renewal increases, mandates adjusted community rating and eliminates pre-existing condition limitations either entirely or within a short period of time, usually six months. In addition, many states have begun to legislate certain mandated benefits like minimum hospital length of stays and required coverages.

The Company believes that the current political environment in which it operates will result in continued legislative scrutiny of health care reform and may lead to additional legislative initiatives. The Company is unable to predict the ultimate impact on the Company of any Federal or state restructuring of the health care delivery or health care financing systems, but such changes could have a material adverse impact on the operations and financial condition of the Company.

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

PREFERRED PROVIDER ORGANIZATIONS

MAMSI  offers  PPO  coverage  through  two  subsidiaries:   Alliance  PPO,  Inc.
("Alliance") and Mid Atlantic Psychiatric Services, Inc. ("MAPSI").

PPOs allow enrollees to receive care from participating physicians at contractually negotiated rates. A PPO is different from an HMO in that a PPO does not assume any financial risk from medical utilization nor does it typically process claims payments to providers. All medical charges are paid directly by the payor, which can be a self-funded employer, a health benefits trust fund or another health insurance company. In return for access to the PPO's network, the PPO charges the payor either a per employee rate or a percentage of the savings of actual claims processed for the services accessed. MAMSI's PPOs provide access to substantially the same provider network as MAMSI's HMOs.

A PPO operates by being incorporated into an employer's current benefit program, and offers some or all of the following: access to physician, hospital and facility services; utilization management and quality assurance; and claims screening and repricing. The employer determines the level of the benefits and any applicable copayments.

Alliance is marketed primarily to and through insurance companies, insurance brokers, consultants, third party administrators ("TPAs"), self-insured employers and union trusts. The advantages of a TPA marketing approach are minimized marketing costs and maximized market coverage through established TPA-employer relationships. Alliance also works directly with employers and unions that are self-insured and uses direct marketing efforts. The major competition comes from other PPOs and individual insurance carriers. At December 31, 1997, Alliance had contracts with approximately 20,900 employer groups that had access to the entire IPA provider network.

The MAPSI PPO is comprised of providers specializing in mental health and substance abuse care. MAPSI's products are marketed directly to TPAs, self-insured groups, brokers, indemnity plans, union funds and consultants. In addition, MAPSI contracts with indemnity insurers that want to offer groups a managed care mental health product. MAPSI believes it has a competitive advantage with its unique mental health screening process that offers the employer the benefit of enhanced coordinated treatment for employees as well as increased cost savings. MAPSI's major competitors include Merit Behavioral Health, Inc., Green Spring Mental Health and MCC Inc. At December 31, 1997, MAPSI had a provider network of approximately 4,000 psychiatrists, psychologists, social workers, and other affiliated licensed mental health providers.

Alliance and MAPSI are most often marketed jointly and the prospective purchaser usually also purchases the MAPSI PPO if the Alliance PPO is purchased. The total number of lives covered under one or both of these PPO products as of December 31, 1997 was approximately 1,006,000.

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

In October, 1994, MAMSI acquired all of the outstanding stock of HomeCall and its wholly owned subsidiary, FirstCall, Inc. ("FirstCall"), for approximately $10 million, including direct expenses. HomeCall is a state licensed, Medicare certified home health agency. The combined operations of HomeCall and FirstCall include 17 branch locations that serve virtually all of Maryland, the District of Columbia, Northern Virginia and the Panhandle area of West Virginia. HomeCall achieved full accreditation from the Joint Commission of Accreditation of Healthcare Organizations ("JCAHO"), following its survey of all services in November, 1995.

Also during 1994, the Company formed a home infusion services company, HomeCall Pharmaceutical Services, Inc. ("HCPS"), which received its pharmacy license in 1994 and its Federal license from the Drug Enforcement Agency in 1995.

HomeCall, FirstCall and HCPS provide services that are generally lower cost alternatives to institutional treatment and care. The Company believes that it will provide better care to its members and reduce its medical costs by substituting, where medically appropriate, in- home medical treatment for treatment in an institutional setting.

Medical services provided by HomeCall, FirstCall and HCPS include skilled nursing, advanced nursing in support of infusion therapy, maternal/infant nursing, physical, speech and occupational therapy, medical social work, nutrition consultation and home health care aides. Services provided by HCPS include a comprehensive range of in home drug infusion therapies, the delivery of infusion ready drugs for physician office based infusion therapy, mail order pharmacy (as described below) and some hospice (as described below).

In April, 1996, HCPS started a mail-order pharmacy, HomeCall Mail Rx, which received its pharmacy license and its Federal license in 1996. HomeCall Mail Rx fills and delivers prescription oral medications via common carrier to patients in their homes. Approximately 12,000 prescriptions are filled each month.

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

In addition to providing in-home medical care to the Company's members, HomeCall, FirstCall, Hospice and HCPS will continue to provide services to other payors, including insurance companies, other HMOs and individuals.

The Company also has an equity interest in an ambulatory surgery center located in Rockville, Maryland. The surgery center conducts outpatient surgery and services to HMO enrollees and other patients.

A summary of MAMSI's membership enrollment in all product lines is as follows:

                                MEMBERSHIP DATA AT DECEMBER 31
                               ---------------------------------
PRODUCT LINE                     1995        1996        1997
------------                   ---------------------------------
                                         (in thousands)
Commercial HMO (1)               430.1       430.8        398.1
Hybrid HMO (2)                    94.5       106.7        103.5
Medicaid                          91.0        82.5         34.0
Medicare                           6.0        14.4         11.2
Indemnity                         23.6        99.2        132.7
ASO (3)                           13.2        11.0         11.0
                               -------     -------      -------
                                 658.4       744.6        690.5
PPO (4)                          825.0       935.0      1,006.0
                               -------     -------      -------
Total Membership               1,483.4     1,679.6      1,696.5
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

INVESTMENTS

The majority of the Company's investments are held by its state regulated subsidiaries to provide capital for those subsidiaries' operations and to satisfy capital, surplus and deposit requirements of the HMO and insurance laws of the various states in which the Company is licensed. HMO and insurance laws generally protect consumers of insurance products with one of the principal focuses being on financial solvency of the companies that underwrite insurance risk. These laws and regulations limit the types of investments that can be made by the regulated entities with appropriate investments being deemed "admitted assets." Admitted assets are those assets that can be used to fulfill capital and surplus requirements. The Company's current investment policy generally prohibits investments that would be "non-admitted" for statutory reporting purposes. The Company has no investments in derivative financial instruments and has no current intention of owning such investments.

EMPLOYEES

As of December 31, 1997, the Company had a total of 2,639 employees, including 2,041 full-time and 598 part-time employees. MAMSI's home health care subsidiaries employed 733 of these employees (284 on a full-time basis and 449 on a part-time basis). None of the Company's employees are covered by a collective bargaining agreement and the Company has not experienced any work stoppage since its inception. The Company believes that it has a good relationship with its employees.

ITEM 2. PROPERTIES

To accommodate the Company's rapid growth, the Company has purchased seven office buildings since 1988. These buildings are located in Rockville and Frederick, Maryland and total approximately 453,000 square feet of office and warehouse space. The Company's headquarters is located at 4 Taft Court, Rockville, Maryland 20850.

In addition, the Company leases approximately 163,000 square feet of office space and approximately 5,200 square feet of warehouse space in various locations within its service areas to support sales and administrative operations.

During 1997, the Company purchased an office building in Frederick, Maryland in order to consolidate existing office space needs and plan for future growth. As a result, the Company intends to sell and is actively marketing two office buildings it currently owns.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as the defendant in a suit filed by certain medical providers on March 26, 1997 in the Circuit Court for Anne Arundel County, Maryland, which alleges that the Company improperly reduced payments to participating providers in the form of "withhold". It is the plaintiffs' allegation that certain payments should not have been reduced in this manner and seek unspecified damages. This matter has been filed as a class action against the Company. On August 18, 1997, the court stayed further proceedings in the litigation pending plaintiff's pursuit of arbitration as provided for under the contract.

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

There were no matters submitted for shareholder vote in the fourth quarter of 1997.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently listed on The New York Stock Exchange, Inc. ("NYSE") under the trading symbol MME. The following table sets forth for the indicated periods the high and low reported sale prices of the common stock as furnished by the NYSE.

                                     1997                     1996
                              -----------------        -----------------
                               HIGH        LOW          HIGH        LOW
                              -----------------        -----------------
First Quarter                 $15.25     $10.75        $24.38     $20.38
Second Quarter                 15.56      10.25         24.00      14.25
Third Quarter                  17.00      13.88         14.75      11.75
Fourth Quarter                 16.75      10.81         13.38      10.13

The Company has never paid any cash dividends on its common stock and presently anticipates that no cash dividends will be declared in the foreseeable future. Any dividends will depend on future earnings, the financial condition of the Company and regulatory requirements. See Note 13 to the Consolidated Financial Statements.

As of February 27, 1998, there were approximately 765 stockholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 Year Ended December 31,
                                              1997          1996           1995           1994           1993
                                           ----------    ----------     ----------     ----------     ----------
                                             (in thousands except share amounts, key ratios and operating data)

SELECTED INCOME STATEMENT DATA

Revenue                                    $1,111,653    $1,133,742     $  954,907     $  749,898     $  648,225
Expense                                     1,090,213     1,138,677        858,567        663,343        605,779
Income (loss) before income taxes and
  cumulative effect of accounting change       21,440        (4,935)        96,340         86,555         42,446
Income (loss) before cumulative effect
  of accounting change                         14,489        (2,768)        61,124         54,530         25,496
Net income (loss)                              14,489        (2,768)        61,124         54,530         24,833
Earnings (loss) per common share (1):
Basic
  Income (loss) before cumulative effect
  of accounting change                          $0.31        ($0.06)         $1.33          $1.21          $0.58
  Net income (loss)                             $0.31        ($0.06)         $1.33          $1.21          $0.57
Diluted
  Income (loss) before cumulative effect
  of accounting change                          $0.31        ($0.06)         $1.28          $1.15          $0.57
  Net income (loss)                             $0.31        ($0.06)         $1.28          $1.15          $0.55
Weighted Average Shares
  Basic                                    46,273,484    45,978,864     46,127,112     45,030,113     43,607,402
  Diluted                                  46,885,666    45,978,864     47,908,379     47,370,211     45,109,230
Dividends                                       ---           ---            ---            ---            ---

SELECTED BALANCE SHEET DATA (AT DECEMBER 31)

Working capital                               128,065       118,870        153,668         91,983         39,758
Total assets                                  342,823       334,719        354,182        268,522        189,561
Long-term debt                                     74           134            194          5,331          5,763
Stockholders' equity                          208,307       184,400        217,216        141,326         71,963
Cash dividends per common share (2)             ---           ---            ---            ---            ---
KEY RATIOS
Medical loss ratio                               89.4%         92.4%          81.9%          80.8%          86.3%
Administrative expense ratio                     11.7%         10.7%          10.5%           9.4%           8.3%
Net income margin                                 1.3%          (.2%)          6.4%           7.3%           3.9%
OPERATING DATA
Annualized hospital days per
  1,000 enrollees:
All products and health services                  297           331            313            312            321
HMO only (3)                                      192           203            222            238            251
Medicare                                        2,566         2,698          2,531            ---            ---
Medicaid                                          552           454            405            466            ---
Annualized hospital admissions per
  1,000 enrollees                                  78            77             80             76             69
HMO, hybrid, ASO and indemnity
  health enrollees at year end                691,000       745,000        658,000        508,000        440,000
PPO enrollees at year end                   1,006,000       935,000        825,000        698,000        510,000
Participating providers at year end            28,400        24,300         21,077         16,950         15,500

Notes

1. Earnings (loss) per common share have been adjusted to reflect stock dividends on a retroactive basis and to reflect adoption of Financial Accounting Standards No. 128. All previously reported earnings per share amounts have been restated to reflect the adoption of this statement. See Note 1 to the Consolidated Financial Statements.

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

3. The potential for increased medical expenses due to: - Increased utilization by the Company's membership. - Inflation in provider and pharmaceutical costs.
    - Federal or state mandates that increase benefits or limit the Company's oversight ability.

4. The possibility that the Company is not able to expand its service  territory
as  planned  due  to  regulatory   delays  and/or  inability  to  contract  with
appropriate providers.

5. The possibility that the Company is not able to increase its market share at the anticipated premium rates.

GENERAL

During the three year period ended December 31, 1997, the Company experienced rapid expansion through 1996, followed by a year of relative stability. While membership in certain products continues to grow, others have shown substantial decreases when compared with 1996. The Company has achieved its overall size by continually expanding its product lines which include point-of-service, small group, indemnity health, hybrid products, Medicaid and Medicare, group term-life and through expansion into new geographic markets. Premium rates during this time have remained at or near competitive levels for the Company's market place. During 1997, the Company's consolidated operating margin showed a profit after being slightly negative in 1996. The Company achieved 1997's results, in part, by implementing product price increases and reducing membership in products or effectively terminating groups that had the potential for continued unprofitability. The Company anticipates that it will continue to increase premium rates during 1998. This is a forward-looking statement. See "Forward-Looking Information" above for a description of those risk factors.

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

Recently, the "Health Insurance Portability and Accountability Act of 1996, Public Law 104- 191", commonly called the Kennedy-Kassebaum Bill for its primary sponsors, was enacted. This bill establishes certain Federal requirements for large group, small group, and individual health benefit plans, and applies not only to insurers and HMOs but also to ERISA plans.

Kennedy-Kassebaum is intended to make coverage more portable and available by limiting pre-existing condition requirements; providing special enrollment periods for employees who lose other coverage or whose family status changes; prohibiting group plans from denying an individual coverage or charging a higher premium based on the individual's health status or history; and by guaranteeing coverage availability and renewability in certain circumstances in the small group and individual markets. Kennedy-Kassebaum also allows for the establishment of Medical Savings Accounts, increases the penalties for health care fraud and abuse, and calls for standardized health care information in order to reduce administrative costs.

The effect of Kennedy-Kassebaum differs from state to state. In the group market, state laws remain in effect unless they prevent the application of the new federal requirements, and in the individual market, state laws govern if the Health and Human Services Secretary determines that it provides an "acceptable alternative mechanism" to the federal requirement. This means that in those states like Maryland, where state reforms have already been enacted, the legislation has little, if any, effect in the small group market, but may have some effect on the individual market. In other states, the legislation has greater effect.

Most of the provisions of Kennedy-Kassebaum took effect on July 1, 1997, but some, like the provisions pertaining to Medical Savings Accounts, took effect earlier and some, like administrative simplification, take effect later.

In recent years, state legislatures in the Company's service area have been active in health care reform legislation targeted at the small group market, i.e., usually for groups of 2 to 50 employees. This small group reform is now in place in Maryland, Virginia, Delaware and North Carolina, but not in Pennsylvania, Washington, D.C. or West Virginia. Although different in many of the details, this type of legislation generally requires all HMOs and insurers that offer small group coverage to accept all small employers who apply for coverage and to guarantee coverage to their employees seeking coverage regardless of their health status. The legislation also requires renewal of these small group employer plans, limits rate renewal increases, mandates adjusted community rating and eliminates pre-existing condition limitations either entirely or within a short period of time, usually six months. In addition, many states have begun to legislate certain mandated benefits like minimum hospital length of stays and required coverages.

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

-----------------------------------------------------------------------------
THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated net income (loss) of the Company was $14,489,000 and $(2,768,000) in 1997 and 1996, respectively. Net earnings (loss) per share was $.31 in 1997 as compared to $(.06) in 1996. The increase in earnings is primarily attributable to a decrease in the medical loss ratio for commercial products which was slightly offset by an increase in the administrative expense ratio. The medical loss ratio decreased principally due to increased efforts by the Company to control medical costs through utilization review, enhanced claim adjudication, and increased claims audit and claims reversal activity. The
Company has priced its products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Revenue for the year ended December 31, 1997 decreased approximately $22.1 million or 2.0 percent over the year ended December 31, 1996. A 4.4 percent decrease in net average HMO and indemnity enrollment resulted in a decrease of approximately $47.5 million in health premium revenue while a 2.0 percent increase in the average monthly premium per enrollee, combined for all products, resulted in a $20.2 million increase in health premium revenue. The net decrease in revenue is mainly related to the Company's withdrawal from the Maryland Medicaid program and from certain areas of the Virginia Medicaid program due to inadequate premiums paid by the states. Management believes that commercial health premiums should increase over the next twelve months as the Company increases its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. Effective January 1, 1998, the Company has modified its Medicare product offering. This modification has the potential to significantly reduce the Company's Medicare membership and related premium revenue. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products which began to take effect in July, 1996. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Additionally, the Company received an approximate 5 percent premium rate increase in its Virginia Medicaid program effective July 1, 1997, an approximate 8 percent premium rate decrease in its North Carolina Medicaid program effective August 1, 1997, and an approximate 2 percent premium rate increase in its Medicare program, effective January 1, 1998. Management believes that the commercial premium rate increases may have the effect of slowing the Company's future membership growth as compared to membership growth in 1994 through 1996. In addition, management reevaluated premium reimbursement rates with regard to its Medicare and Medicaid participation and reduced or eliminated certain service areas. Specifically, effective January 1, 1997, 59 counties and cities were eliminated from the Company's Medicare service area. Effective January 1, 1998, the Company again reduced its Medicare service area, modified certain benefits and began charging an additional premium in certain areas. Also effective January 1, 1997, the Company discontinued participation in the mandated portion of the Virginia Medicaid program which serves Medicaid eligibles in the Tidewater area of Virginia. In addition, the Company has withdrawn from the Maryland Medicaid program due to changes to premium and benefit levels and other requirements made by the State of Maryland after it obtained an 1115 waiver and became a mandated state. As the Company was the largest provider of managed care Medicaid in Maryland, the Company continued to provide services in 1997 until an orderly transition was accomplished. The Company was compensated during the transition period at a rate higher than the mandated program allows but lower than historical reimbursement. In 1996, the Company became licensed to serve portions of the Medicaid populations in West Virginia and North Carolina. The Company's
future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, increased competition in the Company's service area and changes in state mandated enrollment in Medicaid HMO programs in which the Company participates. Enrollment may also decrease if the Company determines that premium reimbursement rates related to certain state Medicaid programs are inadequate, which would cause the Company to voluntarily withdraw from participation. As previously described, this determination was made in connection with the Maryland Medicaid program and part of the Virginia Medicaid program.

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries contributed $21.0 million in revenue in 1997 as compared to $20.5 million in 1996. This increase is the result of increasing business volume for these subsidiaries, particularly in the home infusion area, which is largely offset by an increasing relative percentage of business conducted for MAMSI HMO and indemnity members which is eliminated in consolidation. Revenue from life and short-term disability products contributed $5.3 million in 1997 as compared to $3.2 million in 1996.

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

Medical expenses as a percentage of health premium revenue ("medical loss ratio") decreased to 89.4 percent for 1997 as compared to 92.4 percent for 1996 and, on a per member per month basis, medical expenses decreased 1.4 percent. This decrease is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, expanded activity in specialized subrogation areas and claims review for dual health coverage, the adoption of regionalized and product specific fee maximums for health services, and the identification and possible termination of certain providers and specialists from the delivery network following a continuing intensified peer review analysis. In addition, during 1997, the Company identified certain claims which had been overpaid and recorded as a reduction of medical expenses approximately $12 million relating to claims incurred and paid in 1996. The Company believes that it has taken the appropriate action and implemented appropriate controls to ensure that future claims are paid at the appropriate amounts although the complexity of paying claims and the increasing sophistication of providers requires constant evaluation of historical payment patterns which might indicate improper payments. Additionally, the Company has greatly expanded its initial health assessments of new Medicare members after they have enrolled and has also increased its case management personnel. These initiatives should help to control the Company's medical loss ratio. The statements in the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

The administrative expense ratio for 1997 increased to 11.7 percent as compared to 10.7 percent for 1996. This increase is due primarily to increased salaries and expenses in certain administrative areas of the Company, including utilization management, claims audit, and customer service departments, as well as reduced revenue. Management believes that the administrative expense ratio will remain near the current level over the next year. Management's expectations concerning the administrative expense ratio are forward-looking statements. The administrative expense ratio is affected by changes in health premiums per member, development of the Company's expansion areas and increased administrative activity related to business volume.

The net margin rate increased from (.2) percent in 1996 to 1.3 percent in 1997. This increase is primarily due to the decrease in the medical loss ratio.

-----------------------------------------------------------------------------
THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated net income (loss) of the Company was $(2,768,000) and $61,124,000 in 1996 and 1995, respectively. Diluted net earnings (loss) per share was $(.06) in 1996 as compared to $1.28 in 1995. The reduction in earnings is primarily attributable to a significant increase in the medical loss ratio for commercial products, continuing losses in the Company's Medicare product and lower earnings from the Company's Medicaid products. The medical loss ratio increased principally due to increased member utilization.

Revenue for the year ended December 31, 1996 increased approximately $178.8 million or 18.7 percent over the year ended December 31, 1995. A 19 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $171.5 million in health premium revenue while the average monthly premium per enrollee, combined for all products, remained approximately the same.

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries contributed $20.5 million in revenue in 1996 as compared to $18.9 million for 1995. This increase is the result of increasing business volume for these subsidiaries, particularly in the home infusion area, which is largely offset by an increasing relative percentage of business conducted for MAMSI HMO and indemnity members which is eliminated in consolidation. Revenue from life and short-term disability products contributed $3.2 million in 1996 as compared to $1.0 million in 1995.

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

The administrative expense ratio for 1996 increased to 10.7 percent from 10.5 percent in 1995. This increase is due primarily to increased salaries and expenses in certain administrative areas of the Company, including utilization management and customer service departments, as well as additional sales expenses in new expansion areas in 1996.

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

Accounts receivable increased from $77.0 million at December 31, 1996 to $84.7 million at December 31, 1997. This $7.7 million increase is primarily due to amounts due from the Federal government related to the Company's Federal Employees Health Benefit Program participation.

Prepaid expenses, advances and other current assets decreased from $32.3 million at December 31, 1996 to $19.3 million at December 31, 1997, principally due to the receipt of 1996 tax refunds for net operating loss carrybacks. Statutory deposits increased from $9.1 million at December 31, 1996 to $14.9 million at December 31, 1997 due to the increase in state regulatory deposits related to certain of the Company's regulated subsidiaries.

Property and equipment increased from $45.2 million at December 31, 1996 to $57.0 million at December 31, 1997 due to the purchase of a new office building for existing and future office space needs as well as the replacement and upgrade of certain of the Company's computer equipment.

Short-term investments are marked to market at the end of every quarter and the resulting unrealized gain or loss is reflected in the ending stockholders' equity balance. Accordingly, stockholders' equity at December 31, 1997 reflects an unrealized gain of $.9 million, net of tax, on the Company's short-term investments.

Medical claims payable decreased from $118.7 million at December 31, 1996 to $98.3 million at December 31, 1997 primarily due to decreased membership, decreased member utilization and related claims accruals and reversals of claims previously paid.

Additional paid-in capital decreased from $173.3 million at December 31, 1996 to $162.9 million at December 31, 1997, principally due to activity in the Company's stock compensation trust. This trust is used to provide shares of the Company's stock to meet its stock option plan obligations.

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

The Company currently has access to total revolving credit facilities of $24.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At December 31, 1997, approximately $2.5 million was drawn against these facilities.

Following is a schedule of the  short-term  capital  resources  available to the
Company:

                                   December 31
(in thousands)                                       1997            1996
                                                     --------------------

Cash and cash equivalents                            $  3,570     $  4,065
Short-term investments                                152,080      151,359
Working capital advances to Maryland
  hospitals                                             9,186        6,432
                                                     --------     --------

Total available liquid assets                         164,836      161,856
Credit line availability                               21,526       21,802
                                                     --------     --------
Total short-term capital resources                   $186,362     $183,658
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

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations. Certain capital expenditures will be made over the next year to enhance the Company's computer systems, and to make necessary improvements to new and existing administrative offices.

In 1997, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs. The Company is also communicating with vendors, financial institutions, software vendors and others with which it conducts business to help them identify and resolve the year 2000 issue. While the Company has determined that certain of its software programs require modification, it does not anticipate any future material impact on its financial statements. The total cost associated with the required modifications and conversions is not known at this time, however, it is not expected to be material to the Company's results of operations or financial position. The statements in the preceding paragraph regarding future effects of the year 2000 issue is a forward looking statement. See "Forward-Looking Information" for a description of risk factors.

At its February 1998 meeting, the Board of Directors authorized a $20 million stock repurchase program. The Company may purchase its stock on the open market, through block trades, or in private transactions over the next 12 months. The program may be discontinued at any time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             PAGE
                                                                 ----

Consolidated Balance Sheets as of December 31, 1997 and 1996.....  28

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995...............................  29

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1997, 1996 and 1995...........  30

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995...............................  31

Notes to Consolidated Financial Statements.......................  32

Report of Ernst & Young LLP Independent Auditors.................  47

Selected Quarterly Financial Data for Fiscal Years 1997 and
  1996 (Unaudited)...............................................  48

                                     Mid Atlantic Medical Services, Inc.
                                        Consolidated Balance Sheets

                                                                                     December 31,
(in thousands except share amounts)                                              1997          1996
                                                                               --------      --------
ASSETS
Current assets
  Cash and cash equivalents                                                    $  3,570     $   4,065
  Short-term investments (Note 2)                                               152,080       151,359
  Accounts receivable, net (Note 3)                                              84,719        77,042
  Prepaid expenses, advances and other                                           19,294        32,323
  Deferred income taxes (Note 7)                                                    303         4,033
                                                                               --------      --------
Total current assets                                                            259,966       268,822

Property and equipment, net (Note 4)                                             56,964        45,210
Statutory deposits (Note 2)                                                      14,854         9,125
Other assets                                                                     10,427        10,261
Deferred income taxes (Note 7)                                                      612         1,301
                                                                               --------      --------
    Total assets                                                               $342,823      $334,719
                                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable (Note 5)                                                       $     60      $     60
  Short-term borrowings (Note 5)                                                  2,249         1,973
  Accounts payable                                                               16,878        18,755
  Medical claims payable, net                                                    98,328       118,649
  Deferred premium revenue                                                       12,586        10,479
  Deferred income taxes (Note 7)                                                  1,800            36
                                                                               --------      --------
Total current liabilities                                                       131,901       149,952
Notes payable (Note 5)                                                               74           134
Deferred income taxes (Note 7)                                                    2,541           233
                                                                               --------      --------
    Total liabilities                                                           134,516       150,319

Stockholders'  equity (Notes 10, 11 and 13) Common stock, $0.01 par, 100,000,000 shares authorized,
  56,772,502 issued and 54,677,862 outstanding at
  December 31, 1997 and December 31, 1996                                           567           567
Additional paid-in capital                                                      162,892       173,325
Stock compensation trust (common stock held in trust)                          (101,482)     (120,652)
Treasury stock, 2,094,640 shares at December 31, 1997 and 1996                  (41,211)      (41,211)
Unrealized gains and losses on investments, net of tax
  of $618 and $174 at December 31, 1997 and December 31, 1996                       946           265
Retained earnings                                                               186,595       172,106
                                                                               --------      --------
    Total stockholders' equity                                                  208,307       184,400
                                                                               --------      --------
    Total liabilities and stockholders' equity                                 $342,823      $334,719
                                                                               ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                    Mid Atlantic Medical Services, Inc.
                                   Consolidated Statements of Operations

                                                                            Year Ended December 31,
(in thousands except share amounts)                                    1997          1996          1995
                                                                   ----------     ----------    ---------
Revenue
  Health premium                                                   $1,051,923     $1,079,223     $907,694
  Fee and other                                                        18,351         16,376       15,334
  Life and short-term disability premium                                5,313          3,240          961
  Home health services                                                 21,025         20,519       18,910
  Investment                                                           15,041         14,384       12,008
                                                                   ----------     ----------     --------
Total revenue                                                       1,111,653      1,133,742      954,907
                                                                   ----------     ----------     --------
Expense
  Medical expense
    Referral and ancillary care (Notes 8 and 9)                       406,840        432,487       320,412
    Hospitalization, net of coordination of benefits                  323,435        349,445       247,870
    Primary care (Notes 8 and 9)                                       83,183        100,692        93,320
    Prescription drugs                                                127,187        115,544        80,438
    Reinsurance premiums, net (Note 6)                                    (49)          (600)        1,587
                                                                   ----------     ----------     ---------
                                                                      940,596        997,568       743,627
                                                                   ----------     ----------     ---------
Life and short-term disability claims                                   2,811          2,314           934
                                                                   ----------     ----------     ---------
Home health patient services                                           16,808         17,141        13,684
                                                                   ----------     ----------     ---------
Administrative expense
  Salaries and benefits                                                80,700         76,627        62,706
  Promotion and advertising                                             3,543          4,182         3,246
  Professional services                                                 6,499          5,837         3,717
  Facilities, maintenance and supplies                                 26,609         23,398        19,134
  Other (including interest expense of $540, $691 and $1,010)          12,647         11,610        11,519
                                                                   ----------     ----------     ---------
                                                                      129,998        121,654       100,322
                                                                   ----------     ----------     ---------
Total expense                                                       1,090,213      1,138,677       858,567
                                                                   ----------     ----------     ---------
Income (loss) before income taxes                                      21,440         (4,935)       96,340
Income tax benefit (expense) (Note 7)                                  (6,951)         2,167       (35,216)
                                                                   ----------     ----------     ---------
Net income (loss)                                                  $   14,489     $   (2,768)    $  61,124
                                                                   ==========     ==========     =========

Basic earnings (loss) per common share (Note 11)                   $       .31   $       (.06) $      1.33
                                                                   ===========   ===========   ===========

Diluted earnings (loss) per common share (Note 11)                 $       .31   $       (.06) $      1.28
                                                                   ===========   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       Mid Atlantic Medical Services, Inc.
           Consolidated Statements of Changes in Stockholders' Equity

                                                  Additional       Stock                    Unrealized
                                        Common     Paid-In      Compensation   Treasury     Gains and    Retained
(in thousands except share amounts)     Stock      Capital         Trust        Stock        (Losses)    Earnings    Total
                                        ------    ----------    ------------   --------     ----------   --------   --------
Balance, December 31, 1994              $  456     $ 29,431                    $   (33)       (2,278)    $113,750   $141,326

Exercise of stock options for
  967,800 shares of MAMSI
  common stock                              10        4,533                                                            4,543
Stock option tax benefit                              6,410                                                            6,410
Change in unrealized gains
  and (losses), net of tax of $2,494                                                           3,813                   3,813
Net Income                                                                                                 61,124     61,124
                                        ------     --------      ---------     -------      --------     --------   --------
Balance, December 31, 1995                 466       40,374                        (33)        1,535      174,874    217,216

Exercise of stock options for
  1,011,175 shares of MAMSI
  common stock                              10        5,682                                                            5,692
Stock option tax benefit                              6,162                                                            6,162
Establishment of Stock
  Compensation Trust for
  9,130,000 shares of MAMSI
  common stock                              91      130,011      $(130,102)
Exercise of stock options
  for 109,300 shares released from
  the Stock Compensation Trust                       (1,011)         1,557                                               546
Adjustment to market value
  for shares held in Stock
  Compensation Trust                                 (7,893)         7,893
Repurchase of 2,048,700 shares of
  MAMSI common stock                                                             (41,178)                             (41,178)
Change in unrealized gains
  and (losses), net of tax
  of $830                                                                                     (1,270)                 (1,270)
Net loss                                                                                                   (2,768)    (2,768)
                                        ------     --------      ---------     --------     --------     --------   --------
Balance, December 31, 1996              $  567     $173,325      $(120,652)    $(41,211)    $    265     $172,106   $184,400

Exercise of stock options for
  1,061,325 shares released from the
  Stock Compensation Trust                          (10,265)        15,124                                             4,859
Stock option tax benefit                              3,878                                                            3,878
Adjustment to market value for shares
  held in Stock Compensation Trust                   (4,046)         4,046
Change in unrealized gains and (losses),
  net of tax of $444                                                                             681                     681
Net income                                                                                                 14,489     14,489
                                        ------     --------      ---------     --------     --------     --------   --------

Balance, December 31, 1997              $  567     $162,892      $(101,482)    $(41,211)    $    946     $186,595   $208,307
                                        ======     ========      =========     ========     ========     ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                        Mid Atlantic Medical Services, Inc.
                       Consolidated Statements of Cash Flows

                                                                                  Year  Ended  December  31,
(in thousands)                                                                1997           1996           1995
                                                                            --------       --------       --------
Cash flows from operating activities:
  Net income (loss)                                                         $ 14,489       $ (2,768)      $ 61,124
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                               10,179          7,874          6,026
  Provision for bad debts                                                       (187)         1,728             47
  Provision for deferred income taxes                                          7,260          2,261          4,971
  Loss on sale and disposal of assets                                                            13             78
  Increase in accounts receivable                                             (7,490)       (17,507)       (24,279)
  Decrease (increase) in prepaid expenses, advances and other                 13,029        (23,349)        (3,231)
  Increase (decrease) in accounts payable                                     (1,877)         3,680         (2,490)
  Decrease in income taxes payable                                                                          (2,589)
  Increase (decrease) in medical claims payable, net                         (20,321)        10,159         23,476
  Increase (decrease) in deferred premium revenue                              2,107            354         (3,219)
                                                                            --------       --------       --------
Total adjustments                                                              2,700        (14,787)        (1,210)
                                                                            --------       --------       --------
          Net cash provided by (used in) operating activities                 17,189        (17,555)        59,914
                                                                            --------       --------       --------
Cash flows (used in) provided by investing activities:
  Purchases of short-term investments                                       (100,647)      (338,943)      (426,601)
  Sales of short-term investments                                            104,052        392,219        365,076
  Purchases of property and equipment                                        (21,016)       (13,469)       (10,027)
  Purchases of statutory deposits                                             (8,761)        (2,407)        (1,405)
  Maturities of statutory deposits                                                10          1,824            739
  Purchases of other assets                                                     (406)          (247)          (725)
  Proceeds from sale of assets                                                   131            435            946
                                                                            --------       --------       --------
          Net cash (used in) provided by investing activities                (26,637)        39,412        (71,997)
                                                                            --------       --------       --------
Cash flows provided by (used in) financing activities:
  Proceeds from notes payable                                                                                  300
  Principal payments on notes payable                                            (60)          (210)        (5,953)
  Increase in short-term borrowings                                              276            322            603
  Exercise of stock options                                                    4,859          6,238          4,543
  Stock option tax benefit                                                     3,878          6,162          6,410
  Purchase of treasury stock                                                                (41,178)
                                                                            --------       --------       --------
          Net cash provided by (used in) financing activities                  8,953        (28,666)         5,903
                                                                            --------       --------       --------
Net decrease in cash and cash equivalents                                       (495)        (6,809)        (6,180)
Cash and cash equivalents at beginning of year                                 4,065         10,874         17,054
                                                                            --------       --------       --------
Cash and cash equivalents at end of year                                    $  3,570       $  4,065       $ 10,874
                                                                            ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                   Mid Atlantic Medical Services, Inc.
              Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company whose subsidiaries are active in managed health care and other life and health insurance related activities. MAMSI's principal markets currently include Maryland, Virginia, the District of Columbia, Delaware, West Virginia, North Carolina and Pennsylvania. MAMSI and its subsidiaries (collectively referred to as the "Company") have developed a broad range of managed health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company, home health care and home infusion services companies, a hospice company, a mail-order pharmacy, and part ownership in an outpatient surgery center.

MAMSI delivers managed health care services principally through HMOs. The HMOs, MD- Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice, Inc. ("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") arrange for health care services to be provided to an enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

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

HomeCall Hospice Services, Inc. ("HCHS") began operations in December, 1996 and provides services to terminally ill patients and their families.

The significant accounting policies followed by MAMSI and its subsidiaries are described below.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of MAMSI and its subsidiaries. All significant intercompany balances have been eliminated in consolidation.

MAJOR CUSTOMERS

The Company's operations are conducted within one business segment. A significant portion of the Company's premium revenue is derived from federal, state and local government agencies, including governmental employees and Medicaid and Medicare recipients. For the years ended December 31, 1997, 1996 and 1995, approximately 11%, 11% and 7%, respectively, of premium revenue was derived from federal government agencies, and approximately 25%, 26% and 21%, respectively, was derived from state and local government agencies.

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

Medical claims reversals result from the determination that the Company has paid claims in excess of contractually obligated amounts. Amounts recognized (through specific identification or estimation) are recorded at their net realizable value as a reduction of medical expense in the consolidated statements of operations and as a reduction of medical claims payable in the consolidated balance sheets.

The Company believes that its claims reserves are adequate to satisfy its ultimate claims liabilities; however, the liability as established may vary significantly from actual claims amounts, both negatively or positively, and as such adjustments are deemed necessary, they are included in current operations. Establishment of claims estimates is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate to cover actual ultimate expenses. Subsequent actual experience could result in reserves being too high or too low which could positively or negatively impact the Company's earnings in future periods.

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

EARNINGS (LOSS) PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", resulting in the restatement of earnings per share for all prior periods. Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Shares held in the Company's Stock Compensation Trust (see Note 11) are excluded from the calculation of basic and diluted earnings per share.

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

ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

NOTE 2 - INVESTMENTS

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). Under this statement, securities are classified into categories and are valued based upon this designation. Securities classified as available-for-sale, which include debt and equity securities that the Company does not have the positive intent to hold to maturity, are marked to market with the resulting unrealized gain or loss reflected in stockholders' equity. Securities classified as held-to-maturity, which are debt securities that the Company has both the positive intent and ability to hold to maturity, are carried at amortized cost. The Company classifies its statutory deposits as held-to-maturity with no effect on the recorded value. All other investments are classified as available-for-sale. Management re-evaluates these designations annually. During 1997, statutory deposit investments with an amortized cost of $3,001,000 were released by state regulatory agencies and transferred to the Company's short-term investment portfolio. The unrealized gain at the date of transfer was $94,000.

The following is a summary of available-for-sale and held-to-maturity securities at December 31, 1997:

                                                       -----------------------------------------------------
                                                                        Gross         Gross        Estimated
(in thousands)                                                       Unrealized     Unrealized       Fair
                                                          Cost          Gains         Losses         Value
                                                       -----------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
Obligations of states and political subdivisions       $ 85,433       $ 1,615        $   21         $ 87,027
Municipal bond funds                                     15,775                                       15,775
Other debt securities                                       462            46                            508
Accrued interest                                          1,170                                        1,170
                                                       --------       -------        ------         --------
Debt securities                                         102,840         1,661            21          104,480
Equity securities                                        46,220         2,812         2,893           46,139
Mutual funds                                              1,456             5                          1,461
                                                       --------       -------        ------         --------

Short-term investments                                 $150,516       $ 4,478        $2,914         $152,080
                                                       ========       =======        ======         ========
HELD-TO-MATURITY SECURITIES
U.S. Treasury securities and obligations
  of U.S. government agencies                          $  3,943       $    85        $    2         $  4,026
Obligations of states and political subdivisions         10,661           187                         10,848
Other investments                                           250                                          250
                                                       --------       -------        ------         --------
Statutory deposits                                     $ 14,854       $   272        $    2         $ 15,124
                                                       ========       =======        ======         ========

The following is a summary of available-for-sale and held-to-maturity securities at December 31, 1996:

                                                        ----------------------------------------------------
                                                                        Gross          Gross       Estimated
(in thousands)                                                       Unrealized     Unrealized       Fair
                                                          Cost          Gains          Losses        Value
                                                       -----------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
Obligations of states and political subdivisions       $ 98,115       $    885       $    107       $ 98,893
Municipal bond funds                                      8,201                                        8,201
Other debt securities                                     1,478             57                         1,535
Accrued interest                                          1,031                                        1,031
                                                       --------       --------       ---------      --------
Debt securities                                         108,825            942            107        109,660
Equity securities                                        39,184          1,554          1,671         39,067
Mutual funds                                              2,911            142            421          2,632

                                                       --------       --------       ---------      --------

Short-term investments                                 $150,920       $  2,638       $  2,199       $151,359
                                                       ========       ========       ========       ========
HELD-TO-MATURITY SECURITIES
U.S. Treasury securities and obligations
  of U.S. government agencies                          $  6,224       $    100       $     15       $  6,309
Obligations of states and political subdivisions          2,003            121              3          2,121
Other investments                                           898                                          898
                                                       --------       --------       --------       --------
Statutory deposits                                     $  9,125       $    221       $     18       $  9,328
                                                       ========       ========       ========       ========


For the years ended December 31, 1997 and 1996, marketable equity available-for-sale securities with a fair value at the date of sale of $62,804,000 and $53,037,000, respectively, were sold. The gross realized gains on such sales totaled $11,027,000 and $8,971,000, and the gross realized losses totaled $2,935,000 and $3,072,000 for each of the respective periods. Realized gains and losses are included in investment income. Other sales of short-term investments consisted principally of redemptions from municipal bond funds.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                -------------------------
                                                                Estimated
                                                                  Fair
(in thousands)                                     Cost           Value
                                                -------------------------
AVAILABLE-FOR-SALE
Due in one year or less                         $ 23,939         $ 23,955
Due after one year through five years             38,157           38,853
Due after five years through ten years            22,449           22,921
Due after ten years                               18,295           18,751
                                                --------         --------
Debt securities                                  102,840          104,480
Equity securities                                 46,220           46,139
Mutual funds                                       1,456            1,461
                                                --------         --------
                                                $150,516         $152,080
                                                ========         ========
HELD-TO-MATURITY
Due in one year or less                         $    250         $    250
Due after one year through five years             11,987           12,103
Due after five years through ten years             2,012            2,065
Due after ten years                                  605              706
                                                --------         --------
                                                $ 14,854         $ 15,124
                                                ========         ========



NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31:

                                                -------------------------
(in thousands)                                    1997             1996
                                                -------------------------
Premium and fee accounts                        $ 65,507         $ 58,756
Home health service accounts                       2,735            2,677
Medical recoverables                              11,726           11,707
Other                                              9,931            9,268
Less: allowance for doubtful accounts             (5,180)          (5,366)
                                                --------         --------
                                                $ 84,719         $ 77,042
                                                ========         ========

Medical recoverables consist of refunds identified on paid claims. This amount has been recorded as a reduction of medical expense in the consolidated statements of operations. Other receivables consist primarily of amounts due for reinsurance recoveries and pharmacy rebates.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                ------------------------
(in thousands)                                     1997           1996
                                                ------------------------
Land, buildings and improvements                $31,355          $20,906
Computer equipment and software                  38,757           30,151
Office furniture and equipment                   17,267           15,566
Leasehold improvements                              688              495
                                                -------          -------
                                                 88,067           67,118
Less: accumulated depreciation and
  amortization                                  (31,103)         (21,908)
                                                -------          -------
                                                $56,964          $45,210
                                                =======          =======


NOTE 5 - NOTES PAYABLE

Notes payable consists of the following at December 31:

                                                ------------------------
(in thousands)                                     1997            1996
                                                ------------------------

Notes payable                                   $   134          $   194
Current portion                                     (60)             (60)
                                                -------          -------
Noncurrent portion                              $    74          $   134
                                                =======          =======

The noncurrent portion of notes at December 31, 1997 mature in future years as follows (in thousands):

  1999                       $60
  2000                        14

The Company has access to total line-of-credit and letter-of-credit facilities of $24 million, which are subject to annual renewal. Borrowings bear interest at a rate based on either the bank's prime rate or the Federal Funds rate plus .75% and are secured by certain cash balances and short-term investments. At December 31, 1997, approximately $2.25 million was outstanding on one of the lines-of-credit at an interest rate of 7.43% and approximately $225,000 was outstanding in letters-of-credit.

Interest expense paid in cash during 1997, 1996 and 1995 was approximately $538,000, $688,000, and $1,541,000, respectively.

NOTE 6 - REINSURANCE

M.D. IPA, OCI, OCCI, OCIPA and MAMSI Life maintain reinsurance coverage to provide for reimbursement of claims in excess of certain limits. Reinsurance for health claims generally covers 80% of all hospital costs in excess of a deductible amount per enrollee per year (subject to a $2,000,000 maximum lifetime reinsurance limit per person) but excludes coverage of costs in excess of certain per diem rates. The deductible per enrollee was raised from $100,000 to $200,000 effective October 1, 1994. Reinsurance for life and accidental death claims generally covers all settlements in excess of $50,000 per person subject to a $1,000,000 maximum recovery per person. Reinsurance recoveries for the years ended December 31, 1997, 1996 and 1995 were approximately $2,045,000, $2,288,000 and $128,000, respectively. In the consolidated statements of operations, reinsurance premiums are shown net of the related recoveries.

NOTE 7 - INCOME TAXES

At December 31, 1997, the Company has net federal operating loss carryforwards of approximately $1.3 million for income tax purposes that expire in various years beginning in the year 2002. Approximately $1.2 million of these carryforwards relate to HomeCall, Inc. operations prior to MAMSI's acquisition. The Company's ability to utilize these net operating loss carryforwards is limited.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31:

                                                --------------------------
(in thousands)                                    1997              1996
                                                --------------------------
Deferred tax liabilities:
  Accelerated depreciation                      $ 3,422            $ 3,558
  Receivable valuation adjustments                3,314
  Unrealized investment gains                       618                174
                                                -------            -------
Total deferred tax liabilities                    7,354              3,732
                                                -------            -------
Deferred tax assets:
  Accrued medical expenses                        3,259              4,510
  Premium revenue adjustments                       784                725
  Allowance recapture                                                1,753
  Accrued pension expenses                          915              1,405
  Other                                              32              1,166
                                                -------            -------
Total deferred tax assets                         4,990              9,559
Valuation allowance for deferred tax assets      (1,062)              (762)
                                                -------            -------
Net deferred tax assets                           3,928              8,797
                                                -------            -------
                                                $(3,426)           $ 5,065
                                                =======            =======
Included in the consolidated balance sheets:

  Current assets - deferred income taxes        $   303            $ 4,033
  Non-current assets - deferred income taxes        612              1,301
  Current liabilities - deferred income taxes    (1,800)               (36)
  Non-current liabilities - deferred
    income taxes                                 (2,541)              (233)
                                                -------            -------
  Net deferred tax (liability) asset            $(3,426)           $ 5,065
                                                =======            =======

Significant components of the provision for income taxes attributable to continuing operations are as follows for the years ended December 31:

                                                ---------------------------------------
(in thousands)                                     1997            1996          1995
                                                ---------------------------------------
Current:
  Federal                                       $  (1,363)     $  (4,239)     $  32,217
  State                                             1,054           (189)         5,844
                                                ---------      ---------      ---------
  Total current                                      (309)        (4,428)        38,061
                                                ---------      ---------      ---------
Deferred:
  Federal                                           7,279          1,828         (2,207)
  State                                               (19)           433           (638)
                                                ---------      ---------      ---------
  Total deferred                                    7,260          2,261         (2,845)
                                                ---------      ---------      ---------
                                                $   6,951      $  (2,167)     $  35,216
                                                =========      =========      =========


The Company's tax provision differs from the statutory rate for Federal income taxes for the years ended December 31 as follows:

                                                -------------------------------------
(in thousands)                                     1997          1996          1995
                                                -------------------------------------
Statutory rate (35%)                            $ 7,504         (1,727)       $33,719
Tax-exempt interest                              (1,582)        (1,912)        (1,872)
State income taxes, net of Federal benefit          461           (254)         3,399
Increase (decrease) in valuation allowance for
  deferred tax assets                               325            634            (11)
Other non-deductible items                          575            785            754
Other, net                                         (332)           307           (773)
                                                -------        -------        -------
                                                $ 6,951        $(2,167)       $35,216
                                                =======        =======        =======

Total tax deposits made by the Company in 1997, 1996 and 1995 were approximately $2,461,000, $10,320,000 and $27,266,000, respectively.

NOTE 8 - RISK POOL WITHHOLDINGS

Prior to July 1, 1996, contracts with participating physicians allowed for withholdings generally ranging from 5% to 15% from primary care physicians and participating specialists on capitation and fee-for-service payments. The withheld amounts ultimately paid back to providers is generally less than the total amount withheld. Withheld liabilities and related medical expenses were reduced by $14,535,000 and $22,802,000 in 1996 and 1995, respectively, to reflect amounts not returned to providers. Commencing July 1, 1996, the Company, pursuant to state law changes, discontinued withholding from payments in substantially all areas of operations. Amounts placed in such risk pools, in jurisdictions where it is still permitted, were insignificant in 1997.

NOTE 9 - RELATED PARTIES

For the years ended December 31, 1997, 1996 and 1995, certain members of the Boards of Directors of MAMSI and subsidiary corporations who are also participating physicians provided medical services to enrollees totaling $6,103,000, $8,406,000 and $9,699,000, respectively, which represents approximately 1% in 1997 and 2% in all other years of payments to all physicians. Board members are remunerated at the same contractual level as all other participating physicians and are selected by enrollees to render medical services under the same guidelines as all other participating physicians.

NOTE 10 - EMPLOYEE BENEFIT PLANS

PENSION PLANS

The Company has a defined contribution 401(k) savings plan covering all full-time employees. Employees are allowed to contribute up to 10% of their pre-tax earnings annually and the Company makes a matching contribution of 50% on the first 4% of contributions made by employees. Employees vest immediately in the employee contributions and ratably over six years in the Company contributions. During 1997, 1996 and 1995, the Company's contribution to the 401(k) plan aggregated $577,000, $540,000 and $433,000, respectively.

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

In accordance with a personal service contract negotiated by the Company, its Chairman is entitled to supplemental pension benefits based upon years of service and attained salary levels. Expense recognized related to this plan was $818,000 and $1,682,000 for the years ended December 31, 1996 and 1995, respectively. During 1997, the service contract was renegotiated, at which time the supplemental pension benefits package was amended to include a fixed payment benefit of $450,000 per year for a fixed term of 15 years. The reduction in pension expense recognized in 1997 related to this change was approximately $1.1 million.

STOCK OPTION PLANS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 prescribes accounting and reporting standards for all stock based compensation plans. Statement 123 requires that the company either adopt the fair value method of accounting for its stock option plans or continue to apply the existing accounting rules but provide supplemental pro forma disclosures as if the new rules had been adopted. The Company elected to follow the existing rules and make the required pro forma disclosures for the first time, in its 1996 consolidated financial statements. Although Statement 123 first became effective in 1996, it requires that the pro forma disclosures include the effects of all awards granted in fiscal years beginning after December 15, 1994, the majority of which were issued under the Company's 1995 and 1996 stock option plans.

Pro forma information regarding net income and earnings per share are required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.4%, 6.3% and 6.7%; volatility factors of the expected market price of the Company's common stock of .42, .47 and .53 and a weighted average life of the options of 3 years. The Company anticipates that it will declare no dividends.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except share amounts):

                                                 1997        1996         1995
                                                ------     -------      -------

Pro forma net income (loss)                     $9,007     $(8,409)     $58,670
Pro forma basic earnings (loss) per share          .19        (.18)        1.28
Pro forma diluted earnings (loss) per share        .19        (.18)        1.23

The effects of applying Statement 123 as computed above are not likely to be representative of the pro forma effects on reported net income in future years as the above only considers options granted in 1997, 1996 and 1995.

In each year 1990 through 1996, MAMSI implemented a non-qualified stock option plan whereby options for the purchase of shares of common stock may be granted to directors, officers and employees of the Company. Shares authorized under the plans total 15,500,000. Options under the plans generally vest over a three-year period and are exercisable at 100% of the fair market value per share on the date the options are granted. The Company accounts for these stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense for these stock option grants. Transactions relating to the 1990 - 1996 plans through 1997 are summarized as follows:

                                              1997                       1996                       1995
                                     -----------------------    -----------------------    -----------------------
                                                    Weighted                   Weighted                   Weighted
                                                    Average                    Average                    Average
                                        1997        Exercise       1996        Exercise       1995        Exercise
                                       Shares        Price        Shares        Price        Shares        Price
                                       ------       --------      ------       --------      ------       --------

Outstanding, January 1               8,864,021      $ 17.02     7,400,405      $ 14.94     6,425,465      $ 12.51
Granted                              1,128,500      $ 12.79     3,122,371      $ 17.72     2,270,100      $ 18.22
Exercised                           (1,061,325)     $  4.58    (1,120,475)     $  5.57      (967,800)     $  4.69
Forfeited                             (831,965)     $ 19.92      (538,280)     $ 20.67      (327,360)     $ 19.92
                                     ---------                  ---------                  ---------
Outstanding, December 31             8,099,231      $ 17.76     8,864,021      $ 17.02     7,400,405      $ 14.94
                                     =========                  =========                  =========
Available for grant, end of year     1,188,744                  1,494,829                  1,081,670
Exercisable, end of year             4,887,992                  4,107,450                  3,281,405
Option price range for exercised
  shares                             $3.29-14.75                $2.58-22.38
Option price range at end of year    $4.54-28.50                $3.29-28.50
Weighted average fair value of
  options granted during year          $4.26                      $7.32


                              OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
-----------------------------------------------------------------------------     --------------------------------

                        Outstanding     Weighted-Average                          Exercisable
      Range of             as of           Remaining         Weighted-Average        as of        Weighted-Average
   Exercise Prices      12/31/1997      Contractual Life      Exercise Price      12/31/1997       Exercise Price
-------------------     -----------     ----------------     ----------------     -----------     ----------------
 $4.54 - $ 5.00            15,000             0.2                $4.80               15,000            $4.80
 $5.01 - $10.00           938,975             0.3                $5.86              938,975            $5.86
$10.01 - $15.00         1,466,100             4.0               $12.61              271,700           $12.99
$15.01 - $20.00         3,698,046             2.9               $18.49            1,779,307           $18.29
$20.01 - $25.00           481,350             2.5               $22.45              383,250           $22.46
$25.01 - $28.50         1,499,760             1.3               $27.07            1,499,760           $27.07
                        ---------         -------               ------            ---------           ------
                        8,099,231             2.5               $17.76            4,887,992           $18.59
                        =========         =======               ======            =========           ======

The Company has an incentive compensation plan whereby officers and key employees receive bonuses based upon the annual operating results of the Company. No management bonus was earned in 1997, 1996 or 1995. In addition, certain individuals receive a cash bonus based upon the achievement of certain measurable criteria other than the annual operating results of the Company. These bonus amounts are not significant.

NOTE 11 - COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share:

                                                -----------------------------------------
                                                    1997           1996           1995
                                                -----------------------------------------
Numerator:
  Net income (loss)                             $14,489,000    $(2,768,000)   $61,124,000

Denominator:
  Denominator for basic earnings per share
    - weighted average shares                    46,273,484     45,978,864     46,127,112
  Dilutive securities - employee stock options      612,182              0      1,781,267
  Denominator for diluted earnings per share
    - adjusted weighted average shares           46,885,666     45,978,864     47,908,379


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

For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheet. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital. At December 31, 1997 and 1996, the SCT held 7,959,375 and 9,020,700 shares of common stock at a fair market value of approximately $101.5 and $120.7 million, respectively.

Shares held by the SCT are excluded from weighted average shares outstanding used in the computation of income or loss per common share.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office space under the terms of noncancellable operating leases that expire at various dates through 2000. Rent expense relating to these operating leases approximated $3,552,000, $3,316,000 and $2,593,000 in 1997, 1996 and 1995, respectively.

Future minimum lease commitments under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

1998                   $ 3,428
1999                     2,687
2000                     1,194
2001                       418
2002                       297
                       -------
                       $ 8,024
                       =======

The Company has been named as the defendant in a suit filed by certain medical providers on March 26, 1997 in the Circuit Court for Anne Arundel County, Maryland, which alleges that the Company improperly reduced payments to participating providers in the form of "withhold". It is the plaintiffs' allegation that certain payments should not have been reduced in this manner and seek unspecified damages. This matter has been filed as a class action against the Company. On August 18, 1997, the court stayed further proceedings in the litigation pending plaintiff's pursuit of arbitration as provided for under the contract. While the Company believes that no significant liability exists, it is too early to assess the final outcome.

The Company is involved in other various legal actions arising in the normal course of business, some of which seek substantial monetary damages. After review, including consultation with legal counsel, management believes any ultimate liability that could arise from these other actions will not materially affect the Company's consolidated financial position or results of operations.

NOTE 13 - STATUTORY REQUIREMENTS

M.D. IPA, OCI, OCCI and OCIPA are subject to insurance department regulations in the states in which they are licensed. MAMSI Life is subject to insurance department regulations in Maryland, its state of domicile.

Minimum required statutory net worth and actual statutory net worth are as follows:

                              1997                              1996
                     Minimum         Actual            Minimum         Actual
                   ----------     -----------        ----------     -----------
M.D. IPA           $3,000,000     $43,300,000        $3,000,000     $27,200,000
OCI                 3,000,000      49,800,000         3,000,000      43,100,000
MLH                   500,000      28,300,000           500,000      16,400,000
OCCI                2,500,000       1,800,000         2,500,000       2,700,000
OCIPA               1,000,000       2,700,000         1,500,000       2,600,000

M.D. IPA, OCI, OCCI, OCIPA and MAMSI Life were in compliance with state depository rules at December 31, 1997 and 1996. OCCI failed to meet its net worth requirement of $2.5 million and working capital requirement of $1.6 million at December 31, 1997. In February, 1998, additional capital was provided so that each of these requirements was met. In addition, MAMSI Life was in compliance with the applicable risk-based capital requirements for life and health insurance companies at December 31, 1997 and 1996. These MAMSI subsidiaries must notify state regulators before the payment of any dividends to MAMSI and, in certain circumstances, must receive positive affirmation prior to such payment.

NOTE 14 - RISK CONCENTRATIONS

Financial instruments that potentially subject the Company to credit risk consist primarily of investments in marketable securities (including money market funds, floating rate municipal putable bonds, intermediate term municipal bonds, and common stocks) and premiums receivable. The Company receives advice through or assigns direct management of short-term investments in marketable securities to professional investment managers selected for their expertise in various markets, within guidelines established by the Board of Directors. These guidelines include broad diversification of investments. Concentrations of credit risk and business volume with respect to commercial premiums receivable are generally limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1997, approximately 24% of premium and home health service receivables were due from federal government agencies. The Company performs ongoing credit evaluations of customers and generally does not require collateral.

                         Report of Independent Auditors

Board of Directors and Stockholders
Mid Atlantic Medical Services, Inc.


We have audited the accompanying consolidated balance sheets of Mid Atlantic Medical Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid Atlantic Medical Services, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ Ernst & Young LLP
                                          ----------------------
                                          Ernst & Young LLP



Washington, D.C.
February 25, 1998

SELECTED QUARTERLY FINANCIAL DATA FOR FISCAL YEARS 1997 AND 1996 (1)

                                    1997      1997      1997      1997      1996      1996      1996      1996
                                    First    Second     Third    Fourth     First    Second     Third    Fourth
                                   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                   -------   -------   -------   -------   -------   -------   -------   -------
                                                             (in thousands except share amounts)
                                                                           (unaudited)

Revenue                            $283,165  $282,443  $269,875  $276,170  $271,558  $281,455  $287,960  $292,769
Expense                             281,856   278,014   262,685   267,658   252,528   292,204   295,170   298,775

Income (loss) before income taxes     1,309     4,429     7,190     8,512    19,030   (10,749)   (7,210)   (6,006)
Net income (loss)                       806     2,788     4,726     6,169    11,869    (6,537)   (4,711)   (3,389)

Basic earnings (loss) per share         .02       .06       .10       .13       .25      (.14)     (.10)     (.07)
Diluted earnings (loss) per share       .02       .06       .10       .13       .25      (.14)     (.10)     (.07)


Notes

1. Certain 1996 quarterly revenue and expense amounts are different from the amounts originally reported due to reclassifications necessary to conform to the current presentation.

2. During 1997, the Company adopted Financial Accounting Standards No. 128. All previously reported earnings per share amounts have been restated to reflect the adoption of this Statement. See Note 1 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                          Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to "Directors and Executive Officers" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 27, 1998.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to "Directors and Executive Officers -- Directors' Compensation" and "Executive Management Compensation" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 27, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to "Stock Owned by Management" and "Principal Stockholders" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 27, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to "Executive Management Compensation" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 27, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                        PAGE
                                                                  ----
Consolidated Balance Sheets as of December 31, 1996 and 1995 ... 28 Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995 .............................    29
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1997, 1996 and 1995 .........    30
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995 .............................    31
Notes to Consolidated Financial Statements .....................    32
Report of Ernst & Young LLP Independent Auditors ...............    47

(a)(2) and (d)
INDEX TO FINANCIAL STATEMENT SCHEDULE                             PAGE
                                                                  ----
II - Valuation and Qualifying Accounts as of December 31,
       1997, 1996 and 1995 .....................................    51

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

                $    139       $                 $              $    (11)       $    128
                ========       ========          ========       ========        ========

YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts - accounts receivable

                $  3,638       $                 $  1,756(1)    $    (28)       $  5,366
                ========       ========          ========       ========        ========

Valuation allowance - deferred tax assets

                $    128       $                 $    634       $               $    762
                ========       ========          ========       ========        ========

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts - accounts receivable

                $  5,366       $                 $    (93)(1)   $    (93)       $  5,180
                ========       ========          ========       ========        ========

Valuation allowance - deferred tax assets

                $    762       $                 $    325       $    (25)       $  1,062
                ========       ========          ========       ========        ========


(1) The changes to the allowance were charged to premium revenue.

(a)(3)
EXHIBITS

See the Exhibit Index on pages 55-56 of this Form 10-K.

(b)
REPORTS ON FORM 8-K

None.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by undersigned thereunto duly authorized.


      MID ATLANTIC MEDICAL SERVICES, INC. ("MAMSI")
      (Registrant)

      By: /s/ George T. Jochum                      3/28/98
         --------------------------------------------------
         George T. Jochum                              Date
         Chairman, Chief Executive Officer, President, and Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: /s/ Thomas P. Barbera                     3/28/98
         --------------------------------------------------
         Thomas P. Barbera                           Date
         Vice Chairman, Executive Vice President and
         Director

      By: /s/ Francis C. Bruno, M.D.                3/28/98
         ---------------------------------------------------
         Francis C. Bruno, M.D.                       Date
         Director

      By: /s/ Stanley M. Dahlman, Ph.D.             3/28/98
         --------------------------------------------------
         Stanley M. Dahlman, Ph.D.                    Date
         Director

      By: /s/ Peter L. Flaherty, Jr., M.D.          3/28/98
         --------------------------------------------------
         Peter L. Flaherty, Jr., M.D.                  Date
         Director

      By: /s/ Robert E. Foss                        3/28/98
         --------------------------------------------------
         Robert E. Foss                                Date
         Executive Vice President and Chief Financial Officer (Principal Financial Officer)

      By: /s/ Walter Girardin                       3/28/98
         --------------------------------------------------
         Walter Girardin                               Date
         Director

      By: /s/ Mark D. Groban, M.D.                  3/28/98
         --------------------------------------------------
         Mark D. Groban, M.D.                          Date
         Assistant Medical Director for Mental Health Services
         and Director

      By: /s/ George T. Jochum                      3/28/98
         --------------------------------------------------
         George T. Jochum                              Date
         Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

      By: /s/ John P. Mamana, M.D.                  3/28/98
         --------------------------------------------------
         John P. Mamana, M.D.                          Date
         Director

      By: /s/ William M. Mayer, M.D.                3/28/98
         --------------------------------------------------
         William M. Mayer, M.D.                        Date
         Director

      By: /s/ Gretchen P. Murdza                    3/28/98
         --------------------------------------------------
         Gretchen P. Murdza                            Date
         Chief Executive Officer of Homecare and Pharmacy
         Subsidiaries and Director

      By: /s/ Creighton R. Schneck                  3/28/98
         --------------------------------------------------
         Creighton R. Schneck                          Date
         Director

      By: /s/ Mary E. Shocklee                      3/28/98
         --------------------------------------------------
         Mary E. Shocklee                              Date
         Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

      By: /s/ Alfred Talamantes                     3/28/98
         --------------------------------------------------
         Alfred Talamantes                             Date
         Executive Vice President,
         Chief Operating Officer and Director

      By: /s/ James A. Wild                         3/28/98
         --------------------------------------------------
         James A. Wild                                 Date
         Director

(a)(3), (b) and (c) List of Exhibits.


                                  EXHIBIT INDEX
                                                                             Location of Exhibit
Exhibit                                                                        in Sequential
Number     Description of Document                                             Numbering System
-------    -----------------------                                           -------------------
 3.1       Copy of Certificate of Incorporation of MAMSI dated
           October 7, 1986..........................................................(1)
 3.2       Copy of Certificate of Amendment of MAMSI Certificate of
           Incorporation dated April 23, 1990.......................................(4)
 3.3       Amended and Restated By-laws of MAMSI as of February 25, 1998............
 3.4       Copy of Certificate of Amendment of MAMSI Certificate of
           Incorporation dated June 2, 1994.........................................(4)
10.5       Copy of Agreement between M.D. IPA and the United States
           Secretary of Health and Human Services dated December 20, 1985...........(1)
10.20      Copy of Amendments to Agreement between M.D. IPA and the United
           States Secretary of Health and Human Services dated December 24, 1987....(3)
10.26      1990 Non-Qualified Stock Option Plan.....................................(4)
10.27      Copy of 1990 Non-Qualified Stock Option Letter sent to Key Employees.....(4)
10.32      Copy of Contract between George T. Jochum and M.D. IPA for the period
           January 1, 1991 through January 1, 1994..................................(4)
10.35      1991 Non-Qualified Stock Option Plan.....................................(4)
10.36      Copy of 1991 Non-Qualified Stock Option Letter sent to Key Employees.....(4)
10.41      Copy of Agreement between M.D. IPA and Surgical Care Affiliates, Inc., dated April 22, 1985.....................................................(4)
10.44      1992 Non-Qualified Stock Option Plan.....................................(4)
10.45      Copy of 1992 Non-Qualified Stock Option Letter sent to Key Employees.....(4)
10.48      Equipment Term Loan Agreement with Signet Bank dated March 25, 1991......(4)
10.50      Amendment to Revolving Loan Agreement with Signet Bank dated
           June 19, 1991............................................................(4)
10.53      Amendments to the Stock Option Plans effective May 15, 1991..............(4)
10.54      Summary Plan Description of the Employees Cash or Deferred Profit
           Sharing (401k) Plan dated October, 1991..................................(4)
10.55      Defined Benefit Plan Agreement with the Principal Financial Group which was approved September 12, 1991..........................................(4)
10.57      Mortgage and Loan Agreement with Aid Association for Lutherans dated
           October 4, 1990..........................................................(4)
10.60      1993 Non-Qualified Stock Option Plan.....................................
10.61      1993 Non-Qualified Stock Option Letter Sent to Key Employees.............
10.62      1992 Amendment to Employment Agreement Between George T. Jochum and
           the Company..............................................................
10.65      Agreement to Purchase 2301 Research Boulevard dated September 30, 1993...(2)
10.66      1994 Management Bonus Program............................................(3)
10.67      1994 Non-Qualified Stock Option Plan.....................................(3)
10.68      1994 Non-Qualified Stock Option Letter sent to Key Employees.............(3)
10.69      Revolving Loan Agreement with Signet Bank dated September 30, 1993.......(3)
10.71      Agreement between OCI and the State of Maryland governing the Medical
           Assistance Program ("Medicaid") dated August 5, 1993.....................(3)
10.72      List of States in which MAMSI Life is Licensed to Operate................(3)
10.73      1995 Management Bonus Program............................................(4)
10.74      1995 Non-Qualified Stock Option Plan.....................................(4)
10.75      1995 Non-Qualified Stock Option Plan letter sent to Key Employees........(4)
10.76      Agreement between OCI and the Commonwealth of Virginia governing the
           Medical Assistance Program ("Medicaid") dated May 27, 1994...............(4)
10.77      1995 Amendment to Employment Agreement between George T. Jochum and the Company..............................................................(5)
10.78      1996 Management Bonus Program............................................(5)
10.79      1996 Non-Qualified Stock Option Plan.....................................(5)
10.80      Form of Agreement between MAMSI and Employees Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(5)
10.81      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(5)
10.82      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1996 Non-Qualified Stock Option Plan...................(5)
10         Amended and Restated Compensation Trust Agreement dated
           December 20, 1996........................................................(7)
10.1       Amended and Restated Common Stock Purchase Agreement dated
           December 20, 1996........................................................(7)
10.2       Replacement Promissory Note dated December 20, 1996......................(7)
10.83      1997 Management Bonus Program............................................(8)







10.84      Form of Non-Qualified Stock Option Agreement for Options Granted
           under 1991, 1992, 1993, 1994 and 1995 Non-Qualified Stock Option Plan....(9)
10.85      Agreement of Purchase of Real Property by Mid-Atlantic
           Medical Services, Inc....................................................(10)
10.86      1997 Amendment to Employment Agreement between George T. Jochum and the Company..........................................................
10.87      1998 Non-Qualified Stock Option Plan.....................................
10.88      1998 Senior Management Bonus Plan........................................
10.89      1998 Management Bonus Plan...............................................
10.90      Amendment to 1994 Non-Qualified Stock Option Plan........................
10.91      Amendment to 1995 Non-Qualified Stock Option Plan........................
10.92      Amendment to 1996 Non-Qualified Stock Option Plan........................
10.93      1999 Employment Agreement Between George T. Jochum and the Company.......
21         Subsidiaries of the Company..............................................
23         Consent of Independent Auditors..........................................
27         Financial Data Schedule..................................................

(1) Incorporated by reference to exhibits filed with the Company's Registration Statement filed under the Securities Act of 1933 on Form S-4 (Registration No. 33-9803).

(2) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act of 1934 on Form 10-Q for the Quarterly Period Ended September 30, 1993.

(3) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1993.

(4) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1994.

(5) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1995.

(6) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act on Form 10-Q for the Quarterly Period Ended March 31, 1996.

(7) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act on Form 10-Q/A for the Quarterly Period Ended September 31, 1996.

(8) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1996.

(9) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act on Form 10-Q for the Quarterly Period Ended March 31, 1997.

(10) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act on Form 10-Q for the Quarterly Period Ended June 30, 1997.