Form 10-Q
period 1998-03-31
MID ATLANTIC MEDICAL SERVICES INC
filed 1998-05-15
CIK 805037

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

    For the quarterly period ended MARCH 31, 1998, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 54,414,762 shares of common stock, par value $.01, outstanding as of March 31, 1998.




 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                               March 31, 1998  December 31, 1997
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $      7,861     $      3,570
 Short-term investments                                                              175,414          152,080
 Accounts receivable, net of allowance of $5,268 and $5,180                           89,983           84,719
 Prepaid expenses, advances and other                                                 19,688           19,294
 Deferred income taxes                                                                   311              303
                                                                                 -----------      -----------
   Total current assets                                                              293,257          259,966
 Property and equipment, net of accumulated
  depreciation of $33,719 and $31,103                                                 58,073           56,964
 Statutory deposits                                                                   14,835           14,854
 Other assets                                                                         10,630           10,427
 Deferred income taxes                                                                   682              612
                                                                                  ----------      -----------
   Total assets                                                                 $    377,477     $    342,823
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                  $         60     $         60
 Short-term borrowings                                                                 2,628            2,249
 Accounts payable                                                                     18,305           16,878
 Medical claims payable                                                              115,712           98,328
 Deferred premium revenue                                                             15,463           12,586
 Deferred income taxes                                                                 3,247            1,800
                                                                                 -----------      -----------
   Total current liabilities                                                         155,415          131,901
 Notes payable                                                                            59               74
 Deferred income taxes                                                                 2,655            2,541
                                                                                 -----------      -----------
   Total liabilities                                                                 158,129          134,516
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par,  100,000,000 shares  authorized;  56,772,502 issued and
  54,414,762 outstanding at March 31, 1998; 56,772,502 issued and
  54,677,862 outstanding at December 31, 1997                                            567              567
 Additional paid-in capital                                                          166,022          162,892
 Stock compensation trust (common stock held in trust)                               (98,497)        (101,482)
 Treasury stock, 2,357,740 shares at March 31, 1998; 2,094,640 shares at
  December 31, 1997                                                                  (44,686)         (41,211)
 Accumulated other comprehensive income (Note 2)                                       2,657              946
 Retained earnings                                                                   193,285          186,595
                                                                                 -----------      -----------
   Total stockholders' equity                                                        219,348          208,307
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    377,477     $    342,823
                                                                                 ===========      ===========

Note: The balance sheet at December 31, 1997 has been extracted from the audited financial statements at that date.

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ending
                                                                                  March 31,         March 31,
                                                                                    1998              1997
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    274,066      $    271,246
  Fee and other                                                                        5,095             4,521
  Life and short-term disability premium                                               1,605             1,161
  Home health services                                                                 5,025             5,066
  Investment                                                                           3,711             1,171
                                                                                 -----------       -----------
    Total revenue                                                                    289,502           283,165
                                                                                 -----------       -----------
Expense
  Medical                                                                            241,042           244,644
  Life and short-term disability claims                                                  993               893
  Home health patient services                                                         4,185             3,687
  Administrative (including interest expense of $138 and $107)                        32,623            32,632
                                                                                 -----------       -----------
    Total expense                                                                    278,843           281,856
                                                                                 -----------       -----------
Income before income taxes                                                            10,659             1,309

Provision for income taxes                                                            (3,969)             (503)
                                                                                 -----------       -----------

Net income                                                                      $      6,690      $        806
                                                                                 ===========       ===========

Basic earnings per common share (Note 3)                                        $        .14      $        .02
                                                                                 ===========       ===========

Diluted earnings per common share (Note 3)                                      $        .14      $        .02
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                  Three Months
                                                                                                     Ending
                                                                                                 March 31, 1998
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $      6,690
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      2,878
    Provision for bad debts                                                               88
    Provision for deferred income taxes                                                  363
    Increase in accounts receivable                                                   (5,352)
    Increase in prepaid expenses, advances, and other                                   (394)
    Increase in accounts payable                                                       1,427
    Increase in medical claims payable                                                17,384
    Increase in deferred premium revenue                                               2,877
                                                                                 -----------
        Total adjustments                                                                               19,271
                                                                                                   -----------
        Net cash provided by operating activities                                                       25,961

Cash flows used in investing activities:
  Purchases of short-term investments                                                (85,541)
  Sales of short-term investments                                                     65,038
  Purchases of property and equipment                                                 (3,734)
  Purchases of other assets                                                             (590)
  Proceeds from sale of assets                                                           153
                                                                                 -----------
        Net cash used in investing activities                                                           (24,674)

Cash flows provided by financing activities:
  Principal payments on notes payable                                                    (15)
  Increase in short-term borrowings                                                      379
  Exercise of stock options                                                            4,173
  Stock option tax benefit                                                             1,942
  Purchase of treasury stock                                                          (3,475)
                                                                                 -----------
        Net cash provided by financing activities                                                        3,004
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                4,291

Cash and cash equivalents at beginning of period                                                         3,570
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      7,861
                                                                                                   ===========






            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                  Three Months
                                                                                                     Ending
                                                                                                 March 31, 1997
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $        806
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      2,373
    Provision for bad debts                                                              115
    Provision for deferred income taxes                                                   85
    Loss on sale and disposal of assets                                                    2
    Increase in accounts receivable                                                   (6,703)
    Decrease in prepaid expenses, advances, and other                                  6,556
    Decrease in accounts payable                                                        (303)
    Increase in medical claims payable                                                12,989
    Increase in deferred premium revenue                                               2,895
                                                                                 -----------
      Total adjustments                                                                                 18,009
                                                                                                   -----------
      Net cash provided by operating activities                                                         18,815

Cash flows used in investing activities:
  Purchases of short-term investments                                                (54,072)
  Sales of short-term investments                                                     45,191
  Purchases of property and equipment                                                 (6,003)
  Maturities of statutory deposits                                                         6
  Purchases of other assets                                                              (48)
  Proceeds from sale of assets                                                            17
                                                                                 -----------
        Net cash used in investing activities                                                          (14,909)

Cash flows provided by financing activities:
  Principal payments on notes payable                                                    (14)
  Decrease in short-term borrowings                                                      (14)
  Exercise of stock options                                                            1,534
  Stock option tax benefit                                                               730
                                                                                 -----------
        Net cash provided by financing activities                                                        2,236
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                6,142

Cash and cash equivalents at beginning of period                                                         4,065
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $     10,207
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

Other MAMSI subsidiaries include Alliance PPO, Inc., which provides a delivery network of physicians (called a preferred provider organization or "PPO") to employers and insurance companies in association with various health plans, and Mid Atlantic Psychiatric Services, Inc., which provides psychiatric services to third party payors or self-insured employer groups. MAMSI Life and Health Insurance Company develops and markets indemnity health products in addition to life and short-term disability insurance. HomeCall, Inc., FirstCall, Inc., and HomeCall Pharmaceutical Services, Inc. provide in-home medical care (including skilled nursing and infusion therapy) and mail-order pharmacy services to MAMSI's HMO members and other payors. HomeCall Hospice Services, Inc. provides services to terminally ill patients and their families.

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of March 31, 1998, the consolidated statements of operations for the three months ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1997 audited consolidated financial statements. The results of operations for the three month periods ended March 31 are not necessarily indicative of the operating results for the full year.

Certain balances in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

NOTE 2 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains and losses on the Company's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarters of 1998 and 1997, total comprehensive income amounted to $8,401,000 and $467,000, respectively.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                 Three Months Ended
                                                March 31,     March 31,
                                                 1998          1997
                                               ---------     ---------
Numerator:
 Net income                                    $  6,690      $    806
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    46,771,933    45,770,763
 Dilutive securities - employee stock options     206,859       726,623
 Denominator for diluted earnings per share
  - adjusted weighted average shares           46,978,792    46,497,386

Options to purchase approximately 6.9 million shares of common stock at various prices were outstanding at March 31, 1998 but were not included in the computation of diluted earnings per share because the option proceeds were greater than the average market price and, therefore, the effect would be antidilutive.

On April 15, 1998, the Stock Option Committee of the Company's Board of Directors authorized a voluntary exchange (the "Exchange") of all existing stock options with an exercise price of $16.00 or more per share. Each stock option voluntarily tendered will be replaced with a newly issued stock option priced at $16.00 per share. As a condition of the Exchange, option holders must agree to extended vesting of one year. In addition, the newly issued stock options will be exercisable for one additional year beyond the current expiration date. The Company has notified its option holders of the availability of the Exchange and is in the process of soliciting their intent. It is anticipated that approximately 4.6 million options will be exchanged for a like number of newly issued options.

NOTE 4 - NEW ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 significantly changes the way companies report segment information in financial statements. Because Statement 131 concerns itself only with how supplemental financial statement information is disclosed in annual and interim reports, the adoption will not have a material impact on the Company's consolidated financial statements. Statement 131 is effective for annual financial statements for fiscal years beginning after December 15, 1997.

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

3. The possibility of state or federal budget related mandates that reduce premiums for Medicaid or Medicare recipients.

4. The  potential  for  increased   medical  expenses  due  to:  -  Increased
utilization   by  the  Company's   membership.   -  Inflation  in  provider  and
pharmaceutical costs. - Federal or state mandates that increase benefits or limit the Company's oversight ability.

5. The possibility that the Company is not able to expand its service  territory
as  planned  due  to  regulatory   delays  and/or  inability  to  contract  with
appropriate providers.

6. The possibility that one of the Company's vendors will experience year 2000 problems that disrupt the Company's operating or administrative systems.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997

Consolidated net income of the Company was $6,690,000 and $806,000 for the first quarters of 1998 and 1997, respectively. Diluted earnings per share was $.14 in the first quarter of 1998 as compared to $.02 in the first quarter of 1997. This increase in earnings is primarily attributable to an increase in premiums per member, a reduction in the medical loss ratio and also an increase in investment income. The medical loss ratio decreased principally due to an increase in premiums per member and also increased efforts by the Company to control medical costs through utilization review, enhanced claim adjudication, and increased claims audit and claims reversal activity. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania.)

Revenue for the three months ended March 31, 1998 increased approximately $6.3 million or 2.2 percent over the three months ended March 31, 1997. A 2.6 percent decrease in net average HMO and indemnity enrollment resulted in a decrease of approximately $7.0 million in health premium revenue while a 3.7 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $9.8 million increase in health premium revenue. The reduction in HMO and indemnity enrollment is principally due to the net effect of the Company's withdrawal from the Maryland Medicaid Program in mid 1997 and offset significantly by increases in the Company's commercial members. Management believes that commercial health premiums should continue to increase over the next twelve months as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products, which began to take effect in 1996. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Commercial premium rate increases are expected to continue in 1998 at the same rate as 1997, in the range of 5% to 7%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicare and Medicaid programs. Specifically, effective January 1, 1998, the Company withdrew from participation in certain areas of the Virginia Medicaid program. The Company also modified certain benefits for enrollees in its Medicare program and began to charge additional premiums in certain areas. These changes contributed to the approximately 19% reduction in the medical loss ratio for the Medicare program in the first quarter of 1998 as compared to the same period in 1997.

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

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries remained relatively stable and contributed approximately $5.0 million in revenue in the first quarters of 1998 and 1997. Revenue from life and short-term disability products contributed $1.6 million in revenue in the first quarter of 1998 as compared to $1.2 million for the same period in 1997.

Medical expenses as a percentage of health premium revenue ("medical loss ratio") decreased to 88.0 percent for the first quarter of 1998 as compared to
90.2 percent for the comparable period of 1997. On a per member per month basis, medical expenses increased 1 percent. The decrease in the medical loss ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, expanded activity in specialized subrogation areas and claims review for dual health coverage, the adoption of regionalized and product specific fee maximums for health services, the identification and possible termination of certain providers and specialists from the delivery network following a continuing intensified peer review analysis, and also increased premiums per member. The Company believes that it has taken the appropriate action and implemented appropriate controls to ensure that future claims are paid at the appropriate amounts although the complexity of paying claims and the increasing sophistication of providers requires constant evaluation of historical payment patterns which might indicate improper payments. Additionally, the Company has greatly expanded its initial health assessments of new Medicare members after they have enrolled and has also increased its case management personnel. These initiatives should help to control the Company's medical loss ratio. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member are forward-looking statements. See "Forward- Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") decreased to 11.3 percent for the first quarter of 1998 as compared to
11.5 percent for the same period in 1997. Management believes that the administrative expense ratio will remain near the current level over the next year. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income increased $2.5 million primarily due to an increase in realized gains on sales of marketable equity securities.

The net margin rate  increased  from 0.3 percent in the first quarter of 1997 to
2.3 percent in the current quarter. This increase is primarily due to an increase in premiums per member, a reduction in the medical loss ratio and increased investment income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's business is not capital intensive and the majority of the Company's expenses are payments to health care providers, which generally vary in direct proportion to the health premium revenues received by the Company. Although medical utilization rates vary by season, the payments for such expenses lag behind cash inflow from premiums because of the lag in provider billing procedures. In the past, the Company's cash requirements have been met principally from operating cash flow and it is anticipated that this source, coupled with the Company's operating line-of-credit, will continue to be sufficient in the future.

The Company's cash and short-term investments increased from $155.7 million at December 31, 1997 to $183.3 million at March 31, 1998, primarily due to net income, proceeds from the exercise of stock options and the timing of medical expense payments which traditionally lag behind increased premiums per member. Accounts receivable also increased from $84.7 million at December 31, 1997 to $90.0 million at March 31, 1998, principally due to increased membership.

Medical claims payable increased from $98.3 million at December 31, 1997 to $115.7 million at March 31, 1998, primarily due to increased membership and related claims accruals and an increase in medical expenses per member.

The Company currently has access to total revolving credit facilities of $24.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At March 31, 1998, approximately $2.6 million was drawn against these credit facilities.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                           March 31,     December 31,
                                                             1998             1997
                                                         ------------     ------------
Cash and cash equivalents                                $      7,861     $      3,570
Short-term investments                                        175,414          152,080
Working capital advances to Maryland hospitals                 10,635            9,186
                                                          -----------      -----------
Total available liquid assets                                 193,910          164,836
Credit line availability                                       21,147           21,526
                                                          -----------      -----------
Total short-term capital resources                       $    215,057     $    186,362
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations. Certain capital expenditures will be made over the remainder of 1998 to enhance the Company's computer systems and to make necessary improvements to new and existing administrative offices. The Company closed on the sale of an office building in April, 1998 at a price of approximately $3 million. The Company currently anticipates the sale of another of its office buildings for approximately $10 million before the end of 1998.
The Company's purchase of an approximately 209,000 square foot office building in Frederick, Maryland in 1997, and the resulting consolidation of its service departments in this new facility, made the previously owned buildings unnecessary for the Company's operations.

In 1997, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs. The Company is also communicating with vendors, financial institutions, software vendors and others with which it conducts business to help them identify and resolve the year 2000 issue. While the Company has determined that certain of its software programs require modification, it does not anticipate any future material impact on its financial statements. The total cost associated with the required modifications and conversions has been estimated and is not expected to be material to the Company's results of operations or financial position. The statements in this paragraph regarding future effects of the year 2000 issue is a forward looking statement. See "Forward-Looking Information" for a description of risk factors.

At its February 1998 meeting, the Board of Directors authorized a $20 million stock repurchase program. The Company may purchase its stock on the open market, through block trades, or in private transactions over the next 12 months. The program may be discontinued at any time. As of March 31, 1998, the Company has repurchased approximately 263,000 shares of its common stock for a total cost of approximately $3.5 million under the stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No material developments occurred in any of the previously disclosed legal proceedings during the quarter ended March 31, 1998.

The Company is involved in various legal actions arising in the normal course of business, some of which seek substantial monetary damages. After review, including consultation with legal counsel, management believes that any ultimate liability that could arise from these other actions will not materially affect the Company's consolidated financial position or results of operation.

During the quarter ended March 31, 1998, the Company became involved in a dispute regarding the application of Section 15-1008 of the Insurance Title of the Annotated Code of Maryland regarding retroactive denial of provider reimbursements. Based upon the opinion of outside counsel, the Company believes that it has acted appropriately. However, various providers including the Maryland Hospital Association have filed complaints with the Maryland Insurance Administration seeking the retraction of certain claim reversals adjudicated by the Company. Additionally, the Maryland Insurance Administration has notified the Company of their opinion which differs with that of the Company. Management believes that the likelihood of a material adverse outcome from this matter is remote.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of MAMSI was held on April 27, 1998. The following matters were submitted to a vote of the stockholders during the annual meeting:

(1) The following individuals were elected to the Board of Directors for a three year term with the indicated votes:

                                     For         Against       Abstain
                                 -----------   -----------   -----------
John H. Cook III, M.D.            43,026,612     5,223,408         None
Raymond H. Cypess, D.V.M., Ph.D.  43,026,732     5,223,288         None
Robert E. Foss                    43,021,942     5,228,078         None
Edward J. Muhl                    42,910,683     5,339,337         None

Board members whose term of office continued after the meeting are as follows:

Thomas P. Barbera
Francis C. Bruno, M.D.
Stanley M. Dahlman, Ph.D.
Mark D. Groban, M.D.
George T. Jochum
John P. Mamana, M.D.
William M. Mayer, M.D.
Gretchen P. Murdza
James A. Wild

(2) The adoption of the 1998 Non-Qualified Stock Option Plan was ratified by a count of 37,799,530 affirmative votes, 10,129,737 negative votes and 320,753 abstentions.

(3) The adoption of the 1998 Senior Management Bonus Plan was ratified by a count of 39,282,905 affirmative votes, 8,428,958 negative votes and 538,157 abstentions.

There were no broker non-votes with respect to the election of directors, the adoption of the 1998 Non-Qualified Stock Option Plan or the 1998 Senior Management Bonus Plan.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Exhibit Index on page 15 of the Form 10-Q. (b) There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                (Registrant)






Date: May 15, 1998  /s/    Robert E. Foss
                         ----------------------------
                           Robert E. Foss
                           Executive Vice President
                                and
                           Chief Financial Officer
                           (duly authorized officer and
                                principal financial officer)

6(a) List of Exhibits.

                                EXHIBIT INDEX

                                                    Location of Exhibit
Exhibit                                                In Sequential
Number      Description of Document                  Numbering System
-------     -----------------------                 -------------------

10.94       Form of Agreement between MAMSI and
            Employees Granting Options under the
            1998 Non-Qualified Stock Option Plan . . . . . .

10.95       Form of Agreement between MAMSI and
            George T. Jochum Granting Options under the
            1998 Non-Qualified Stock Option Plan . . . . . .

10.96       Form of Agreement between MAMSI and
            Non-Employee Directors Granting Options
            under the 1998 Non-Qualified Stock Option
            Plan . . . . . . . . . . . . . . . . . . . . . .

10.97       Memorandum to Employees and Form for Election
            Of Exchange and Repricing of Stock Options . . .

27          Financial Data Schedule for the Three
            Months Ended March 31, 1998. . . . . . . . . . .