Form 10-Q
period 1998-06-30
MID ATLANTIC MEDICAL SERVICES INC
filed 1998-08-14
CIK 805037

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

    For the quarterly period ended June 30, 1998, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 54,024,362 shares of common stock, par value $.01, outstanding as of June 30, 1998.




 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                               June 30, 1998  December 31, 1997
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $      8,814     $      3,570
 Short-term investments                                                              173,602          152,080
 Accounts receivable, net of allowance of $4,717 and $5,180                           89,112           84,719
 Prepaid expenses, advances and other                                                 23,086           19,294
 Deferred income taxes                                                                 1,102              303
                                                                                 -----------      -----------
   Total current assets                                                              295,716          259,966
 Property and equipment, net of accumulated
  depreciation of $36,097 and $31,103                                                 55,244           56,964
 Statutory deposits                                                                   14,930           14,854
 Other assets                                                                          9,586           10,427
 Deferred income taxes                                                                   720              612
                                                                                  ----------      -----------
   Total assets                                                                 $    376,196     $    342,823
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                  $         60     $         60
 Short-term borrowings                                                                 2,493            2,249
 Accounts payable                                                                     16,631           16,878
 Medical claims payable                                                              115,867           98,328
 Deferred premium revenue                                                             15,492           12,586
 Deferred income taxes                                                                 3,318            1,800
                                                                                 -----------      -----------
   Total current liabilities                                                         153,861          131,901
 Notes payable                                                                            44               74
 Deferred income taxes                                                                 2,716            2,541
                                                                                 -----------      -----------
   Total liabilities                                                                 156,621          134,516
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par,  100,000,000 shares  authorized;  56,772,502 issued and
  54,024,362 outstanding at June 30, 1998; 56,772,502 issued and
  54,677,862 outstanding at December 31, 1997                                            567              567
 Additional paid-in capital                                                          160,798          162,892
 Stock compensation trust (common stock held in trust)                               (91,533)        (101,482)
 Treasury stock, 2,748,140 shares at June 30, 1998; 2,094,640 shares at
  December 31, 1997                                                                  (49,624)         (41,211)
 Accumulated other comprehensive income (Note 2)                                       2,497              946
 Retained earnings                                                                   196,870          186,595
                                                                                 -----------      -----------
   Total stockholders' equity                                                        219,575          208,307
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    376,196     $    342,823
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ending
                                                                                  June 30,          June 30,
                                                                                    1998              1997
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    278,029      $    267,992
  Fee and other                                                                        6,099             4,137
  Life and short-term disability premium                                               1,695             1,274
  Home health services                                                                 5,410             5,285
  Investment                                                                           2,992             3,755
                                                                                 -----------       -----------
    Total revenue                                                                    294,225           282,443
                                                                                 -----------       -----------
Expense
  Medical                                                                            249,805           240,135
  Life and short-term disability claims                                                  819               517
  Home health patient services                                                         4,136             4,034
  Administrative (including interest expense of $127 and $97)                         33,736            33,328
                                                                                 -----------       -----------
    Total expense                                                                    288,496           278,014
                                                                                 -----------       -----------
Income before income taxes                                                             5,729             4,429

Provision for income taxes                                                            (2,144)           (1,641)
                                                                                 -----------       -----------

Net income                                                                      $      3,585      $      2,788
                                                                                 ===========       ===========

Basic earnings per common share (Note 3)                                        $        .08      $        .06
                                                                                 ===========       ===========

Diluted earnings per common share (Note 3)                                      $        .08      $        .06
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                  June 30,          June 30,
                                                                                    1998              1997
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    552,095      $    539,238
  Fee and other                                                                       11,194             8,658
  Life and short-term disability premium                                               3,300             2,435
  Home health services                                                                10,435            10,351
  Investment                                                                           6,703             4,926
                                                                                 -----------       -----------
    Total revenue                                                                    583,727           565,608
                                                                                 -----------       -----------
Expense
  Medical                                                                            490,847           484,779
  Life and short-term disability claims                                                1,812             1,410
  Home health patient services                                                         8,321             7,721
  Administrative (including interest expense of $265 and $205)                        66,359            65,960
                                                                                 -----------       -----------
    Total expense                                                                    567,339           559,870
                                                                                 -----------       -----------
Income before income taxes                                                            16,388             5,738

Income tax expense                                                                    (6,113)           (2,144)
                                                                                 -----------       -----------

Net income                                                                      $     10,275      $      3,594
                                                                                 ===========       ===========
Basic earnings per common share (Note 3):                                       $        .22      $        .08
                                                                                 ===========       ===========

Diluted earnings per common share (Note 3):                                     $        .22      $        .08
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                   Six Months
                                                                                                     Ending
                                                                                                  June 30, 1998
                                                                                                  -------------
Cash flows provided by operating activities:
  Net income                                                                                      $     10,275
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      5,783
    Provision for bad debts                                                             (551)
    Provision for deferred income taxes                                                  558
    Gain on sale and disposal of assets                                                 (689)
    Increase in accounts receivable                                                   (3,842)
    Increase in prepaid expenses, advances, and other                                 (3,792)
    Decrease in accounts payable                                                        (247)
    Increase in medical claims payable                                                17,539
    Increase in deferred premium revenue                                               2,906
                                                                                 -----------
        Total adjustments                                                                               17,665
                                                                                                   -----------
        Net cash provided by operating activities                                                       27,940

Cash flows used in investing activities:
  Purchases of short-term investments                                               (174,013)
  Sales of short-term investments                                                    155,057
  Purchases of property and equipment                                                 (5,898)
  Purchases of statutory deposits                                                       (100)
  Reduction in other assets                                                             (714)
  Proceeds from sale of assets                                                         3,316
                                                                                 -----------
        Net cash used in investing activities                                                          (22,352)

Cash flows used in financing activities:
  Principal payments on notes payable                                                    (30)
  Increase in short-term borrowings                                                      244
  Exercise of stock options                                                            5,382
  Stock option tax benefit                                                             2,473
  Purchase of Treasury Stock                                                          (8,413)
                                                                                 -----------
        Net cash used in financing activities                                                             (344)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                5,244

Cash and cash equivalents at beginning of period                                                         3,570
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      8,814
                                                                                                   ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                   Six Months
                                                                                                     Ending
                                                                                                  June 30, 1997
                                                                                                  -------------
Cash flows provided by operating activities:
  Net income                                                                                      $       3,594
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      4,916
    Provision for bad debts                                                              (24)
    Provision for deferred income taxes                                                  373
    Loss on sale and disposal of assets                                                    1
    Decrease in accounts receivable                                                      806
    Decrease in prepaid expenses, advances, and other                                  5,392
    Decrease in accounts payable                                                      (3,225)
    Decrease in medical claims payable                                                (5,894)
    Increase in deferred premium revenue                                                (397)
                                                                                 -----------
      Total adjustments                                                                                   1,948
                                                                                                   ------------
      Net cash provided by operating activities                                                           5,542

Cash flows used in investing activities:
  Purchases of short-term investments                                               (118,997)
  Sales of short-term investments                                                    118,275
  Purchases of property and equipment                                                 (7,921)
  Maturities of statutory deposits                                                        11
  Purchases of other assets                                                             (178)
  Proceeds from sale of assets                                                            37
                                                                                 -----------
        Net cash used in investing activities                                                           (8,773)

Cash flows provided by financing activities:
  Principal payments on notes payable                                                    (29)
  Decrease in short-term borrowings                                                     (180)
  Exercise of stock options                                                            3,334
  Stock option tax benefit                                                             2,244
                                                                                 -----------
        Net cash provided by financing activities                                                        5,369
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                2,138

Cash and cash equivalents at beginning of period                                                         4,065
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      6,203
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

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of June 30, 1998, the consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

During the first six months of 1998 and 1997, total comprehensive income amounted to $11,826,000 and $5,485,000, respectively.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Six Months Ended         Three Months Ended
                                                June 30,    June 30,      June 30,     June 30,
                                                  1998        1997          1998         1997
                                               ----------  ----------   -----------   ----------
Numerator:
 Net income                                    $   10,275  $    3,594   $     3,585   $    2,788
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    46,987,462  45,992,163    47,202,991   46,213,562
 Dilutive securities - employee stock options     124,973     725,505        43,088      724,388
 Denominator for diluted earnings per share
  - adjusted weighted average shares           47,112,435  46,717,668    47,246,079   46,937,950

Options to purchase approximately 7.1 million shares of common stock at various prices were outstanding at June 30, 1998 but were not included in the computation of diluted earnings per share because the option proceeds were greater than the average market price and, therefore, the effect would be antidilutive.

On April 15, 1998, the Stock Option Committee of the Company's Board of Directors authorized a voluntary exchange ("Exchange") of all existing stock options with an exercise price of $16.00 or more per share. Each stock option that was voluntarily tendered was replaced with a newly issued stock option priced at $16.00 per share. As a condition of the Exchange, option holders agreed to extend the vesting period for one year. In addition, the newly issued stock options are exercisable for one additional year beyond the current expiration date. Approximately 4.3 million options were exchanged for a like number of newly issued options.

The Company maintains a stock compensation trust ("SCT") to fund its obligations arising from its various stock compensation plans. Shares held by the SCT are excluded from the denominator used in calculating basic and diluted earnings per common share.

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

NOTE 5 - CONTINGENCY

On May 28, 1998, the Company received a draft audit report relating to an audit conducted by the Office of Inspector General pertaining to the Company's participation in the Federal Employees' Health Benefits Program ("FEHBP") for the years 1992 - 1997. The report's preliminary findings indicate that in the years 1992 - 1994 the FEHBP was charged rates that exceeded the then market price and that the FEHBP is due approximately $14,000,000, which includes interest. The Company is currently evaluating the report's findings and will have the opportunity to respond prior to the draft report becoming final. As the Company has not completed its evaluation of the draft report, it is too early to predict what amount, if any, may be due the FEHBP.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997

Consolidated net income of the Company was $3,585,000 and $2,788,000 for the second quarters of 1998 and 1997, respectively. Diluted earnings per share was $.08 in the second quarter of 1998 as compared to $.06 in the second quarter of 1997. This increase in earnings is primarily attributable to an increase in fee and other income. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania.)

Revenue for the three months ended June 30, 1998 increased approximately $11.8 million or 4.2 percent over the three months ended June 30, 1997. A 1.0 percent decrease in net average HMO and indemnity enrollment resulted in a decrease of approximately $2.3 million in health premium revenue while a 4.7 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $12.3 million increase in health premium revenue. The reduction in HMO and indemnity enrollment is principally due to the net effect of the Company's withdrawal from the Maryland Medicaid Program on July 1, 1997 and the Northern Virginia Medicaid Program on January 1, 1998, offset significantly by increases in the Company's commercial members. Management believes that commercial health premiums should continue to increase over the next twelve months as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

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

In the second quarter of 1998, the National Committee for Quality Assurance conducted a review of OCI and MD-IPA. The Company is awaiting the results of that review.

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

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries remained relatively stable and contributed approximately $5.4 million in revenue in the second quarter of 1998 as compared with $5.3 million in the second quarter of 1997. Revenue from life and short-term disability products contributed $1.7 million in revenue in the second quarter of 1998 as compared to $1.3 million for the same period in 1997.

Fee and other income increased from $4.1 million for the second quarter of 1997 to $6.1 million for the second quarter of 1998, principally due to increased membership in the Company's PPO product and an approximate $795,000 gain on the sale of one of the Company's buildings.

Medical expenses as a percentage of health premium revenue ("medical loss ratio") increased to 89.8 percent for the second quarter of 1998 as compared to
89.6 percent for the comparable period of 1997. On a per member per month basis, medical expenses increased 4.9 percent. The Company has continued its efforts to implement product specific cost containment controls, expand activity in specialized subrogation areas and claims review for dual health coverage and adopt regionalized and product specific fee maximums for health services. Additionally, the Company has greatly expanded its initial health assessments of new Medicare members after they have enrolled and has also increased its case management personnel. These initiatives should help to control the Company's medical loss ratio. Management believes that the Company's 1998 second quarter underwriting results reflect a return to a historical seasonal pattern that reflects higher utilization of medical services by its members. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") decreased to 11.5 percent for the second quarter of 1998 as compared to
11.8 percent for the same period in 1997. Management believes that the administrative expense ratio will remain near the current level over the next year. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income decreased $763,000 due to a decrease in realized gains on sales of marketable equity securities of $1,222,000 offset by an increase in interest income due to larger investable balances.

The net margin rate  increased from 1.0 percent in the second quarter of 1997 to
1.2 percent in the current quarter. This increase is primarily due to an increase in fee and other income.

THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE
30, 1997

The Company's consolidated net income for the six months ended June 30, 1998 increased to $10,275,000 from $3,594,000 for the six months ended June 30, 1997. Earnings per share on net income increased from $.08 in the first six months of 1997 to $.22 for the same period in 1998. The increase in earnings is primarily attributable to increased premiums per member and an increase in fee and other income.

Revenue for the six months ended June 30, 1998 increased approximately $18.1 million or 3.2 percent over the six months ended June 30, 1997. A 3.6 percent increase in average premiums per HMO and indemnity enrollee increased health premium revenue by approximately $19.2 million and a 1.2 percent decrease in net average HMO and indemnity enrollment resulted in a decrease of approximately $6.3 million. Revenue from life and short-term disability products contributed $3.3 million for the first six months of 1998 as compared to $2.4 million for the same period in 1997.

The medical loss ratio decreased to 88.9 percent for six months ended June 30, 1998 as compared to 89.9 percent for the comparable period in 1997. The reasons for this decrease are consistent with the items discussed in the quarterly analysis as well as during the first quarter of 1997, the Company identified certain claims which were overpaid. These overpayments were caused, in large part, by a combination of factors including the ever increasing complexity of the claims paying process as well as providers enhancing their ability to maximize charges. In connection with these overpayments, in the first quarter of 1997 the Company recorded, as a reduction of medical expenses, approximately $5 million relating to claims paid in 1996. The Company believes that it has taken the appropriate action and implemented the appropriate controls to insure that future claims are paid at the appropriate amount.

The  administrative  expense ratio for the first six months of 1998 decreased to
11.4 percent as compared to 11.7 percent for the same period in 1997. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The net margin rate increased from .6 percent for the first six months of 1997 to 1.8 percent for the first six months of 1998.

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

The Company's cash and short-term investments increased from $155.7 million at December 31, 1997 to $182.4 million at June 30, 1998, primarily due to net income, proceeds from the exercise of stock options and an increase in medical claims payable due to increased membership. Accounts receivable also increased from $84.7 million at December 31, 1997 to $89.1 million at June 30, 1998, principally due to increased membership.

Medical claims payable increased from $98.3 million at December 31, 1997 to $115.9 million at June 30, 1998, primarily due to increased membership and related claims accruals and an increase in medical expenses per member.

The Company currently has access to total revolving credit facilities of $24.0 million, which are used to provide short-term capital resources for routine cash flow fluctuations. At June 30, 1998, approximately $2.5 million was drawn against these credit facilities. In addition, in July, 1998 the Company entered into a $12,000,000 letter of credit for the benefit of the North Carolina Insurance Department in support of operations of MAMSI Life and Health Company.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                           June 30,       December 31,
                                                             1998             1997
                                                         ------------     ------------
Cash and cash equivalents                                $      8,814     $      3,570
Short-term investments                                        173,602          152,080
Working capital advances to Maryland hospitals                 11,887            9,186
                                                          -----------      -----------
Total available liquid assets                                 194,303          164,836
Credit line availability                                       21,207           21,526
                                                          -----------      -----------
Total short-term capital resources                       $    215,510     $    186,362
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations. Certain capital expenditures will be made over the remainder of 1998 to enhance the Company's computer systems and to make necessary improvements to existing administrative offices. The Company closed on the sale of an office building in April, 1998 at a price of approximately $3 million. In July, 1998, the Company sold another of its office buildings for approximately $10 million. The Company's purchase of an approximately 208,000 square foot office building in Frederick, Maryland in 1997, and the resulting consolidation of its service departments in this new facility, made the previously owned buildings unnecessary for the Company's operations.

In 1997, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue ("Y2K"). This issue affects computer systems that have time- sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs. As a part of the Company's initial assessment, 1,300 software programs were identified for Y2K review. Of those 1,300, 182 programs were identified as needing modification. To date, the Company has modified 121 programs with internal resources diverted from other projects, none of which are critical to the Company's daily operations. The Company has incurred approximately $127,000 to date in external costs, mainly upgrading equipment. The Company anticipates spending approximately $50,000 to bring the Y2K compliance program to completion. In addition, the Company is in the process of surveying it's significant outside vendors for Y2K compliance. Approximately 1/3 of the 632 vendors have indicated Y2K compliance. Based upon the work completed to date, the Company does not anticipate any future material impact on its financial statements. The total cost associated with the required modifications and conversions has been estimated and is not expected to be material to the Company's results of operations or financial position. The statements in this paragraph regarding future effects of the year 2000 issue is a forward looking statement. See "Forward-Looking Information" for a description of risk factors.

At its February 1998 meeting, the Board of Directors authorized a $20 million stock repurchase program. The Company may purchase its stock on the open market, through block trades, or in private transactions over the next 12 months. On August 3, 1998, the Executive Committee of the Board of Directors increased the authorization to purchase up to $40 million of common stock prior to February 25, 1999. The program may be discontinued at any time. As of June 30, 1998, the Company has repurchased 653,500 shares of its common stock for a total cost of approximately $8.4 million under the stock repurchase program.

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

During the quarter ended March 31, 1998, the Company became involved in a dispute with the Maryland Insurance Administration ("MIA") concerning the construction and application of Section 15-1008 of the Maryland Insurance
Article. The law limits the time within which a carrier may retroactively collect money owed by providers to the carrier by using the device of offsetting future payments to providers with the amount owed by the provider to the carrier. The law does not affect the right of carriers to otherwise recover monies owed. The Company construed the law to be applicable to claims paid on or after October 1, 1997. The MIA construed the law to apply to retroactive adjustments made on or after October 1, 1997 and the MIA has ordered the Company to abide by its construction of the law. The Company has not yet decided whether to appeal. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements as the MIA's current position effects the method of collection of the claims reversals, rather than the Company's legal right to the refunds.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Exhibit Index on page 15 of the Form 10-Q. (b) There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                (Registrant)






Date: August 14, 1998  /s/    Robert E. Foss
                         ----------------------------
                                Robert E. Foss
                                Executive Vice President
                                and
                                Chief Financial Officer
                                (duly authorized officer and
                                principal financial officer)

6(a) List of Exhibits.

                                EXHIBIT INDEX

                                                    Location of Exhibit
Exhibit                                                In Sequential
Number      Description of Document                  Numbering System
-------     -----------------------                 -------------------


3.3         Corrected Amended and Restated By-Laws of
            MAMSI as of February 25, 1998 . . . . . . . . .

27          Financial Data Schedule for the Six
            Months Ended June 30, 1998. . . . . . . . . . .