Form 10-Q
period 1998-09-30
MID ATLANTIC MEDICAL SERVICES INC
filed 1998-11-13
CIK 805037

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

    For the quarterly period ended September 30, 1998, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 49,634,162 shares of common stock, par value $.01, outstanding as of September 30, 1998.




 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                                September 30,    December 31,
                                                                                    1998             1997
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $      4,399     $      3,570
 Short-term investments                                                              153,509          152,080
 Accounts receivable, net of allowance of $4,782 and $5,180                           78,406           84,719
 Prepaid expenses, advances and other                                                 29,545           19,294
 Deferred income taxes                                                                 2,711              303
                                                                                 -----------      -----------
   Total current assets                                                              268,570          259,966
 Property and equipment, net of accumulated
  depreciation of $30,082 and $31,103                                                 44,964           56,964
 Statutory deposits                                                                   14,918           14,854
 Other assets                                                                          9,341           10,427
 Deferred income taxes                                                                 1,087              612
                                                                                  ----------      -----------
   Total assets                                                                 $    338,880     $    342,823
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                  $         60     $         60
 Short-term borrowings                                                                 2,444            2,249
 Accounts payable                                                                     17,889           16,878
 Medical claims payable                                                              115,237           98,328
 Deferred premium revenue                                                             16,439           12,586
 Deferred income taxes                                                                   264            1,800
                                                                                 -----------      -----------
   Total current liabilities                                                         152,333          131,901
 Notes payable                                                                            29               74
 Deferred income taxes                                                                 3,747            2,541
                                                                                 -----------      -----------
   Total liabilities                                                                 156,109          134,516
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par,  100,000,000 shares  authorized;  56,772,502 issued and
  49,634,162 outstanding at September 30, 1998; 56,772,502 issued and
  54,677,862 outstanding at December 31, 1997                                            567              567
 Additional paid-in capital                                                          112,585          162,892
 Stock compensation trust (common stock held in trust)                               (43,283)        (101,482)
 Treasury stock, 7,138,340 shares at September 30, 1998; 2,094,640 shares
  at December 31, 1997                                                               (75,623)         (41,211)
 Accumulated other comprehensive income (Note 2)                                      (1,602)             946
 Retained earnings                                                                   190,127          186,595
                                                                                 -----------      -----------
   Total stockholders' equity                                                        182,771          208,307
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    338,880     $    342,823
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ending
                                                                                September 30,     September 30,
                                                                                    1998              1997
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    281,777      $    253,297
  Fee and other                                                                        5,006             4,631
  Life and short-term disability premium                                               1,751             1,421
  Home health services                                                                 5,171             5,233
  Investment                                                                             944             5,293
  Gain on sale of real estate                                                          4,897
                                                                                ------------      ------------
    Total revenue                                                                    299,546           269,875
                                                                                ------------      ------------
Expense
  Medical                                                                            250,997           225,328
  Life and short-term disability claims                                                  930               640
  Home health patient services                                                         4,397             4,769
  Administrative (including interest expense of $96 and $106)                         33,257            31,948
  Loss on retirement of computer equipment                                             4,604
  Federal Employees' Health Benefits Program potential settlement (Note 5)            16,500
                                                                                ------------      ------------
    Total expense                                                                    310,685           262,685
                                                                                ------------      ------------
Income (loss) before income taxes                                                    (11,139)            7,190

Income tax benefit (expense)                                                           4,396            (2,464)
                                                                                ------------      ------------

Net income (loss)                                                               $     (6,743)     $      4,726
                                                                                ============      ============

Basic earnings per common share (Note 3)                                        $       (.15)     $        .10
                                                                                ============      ============

Diluted earnings per common share (Note 3)                                      $       (.15)     $        .10
                                                                                ============      ============

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                September 30,     September 30,
                                                                                    1998              1997
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    833,872      $    792,535
  Fee and other                                                                       15,405            13,289
  Life and short-term disability premium                                               5,051             3,856
  Home health services                                                                15,606            15,584
  Investment                                                                           7,647            10,219
  Gain on sale of real estate                                                          5,692
                                                                                ------------      ------------
    Total revenue                                                                    883,273           835,483
                                                                                ------------      ------------
Expense
  Medical                                                                            741,844           710,107
  Life and short-term disability claims                                                2,742             2,050
  Home health patient services                                                        12,718            12,490
  Administrative (including interest expense of $361 and $310)                        99,616            97,908
  Loss on retirement of computer equipment                                             4,604
  Federal Employees' Health Benefits Program potential settlement (Note 5)            16,500
                                                                                ------------      ------------
    Total expense                                                                    878,024           822,555
                                                                                ------------      ------------
Income before income taxes                                                             5,249            12,928

Income tax expense                                                                    (1,717)           (4,608)
                                                                                ------------      ------------

Net income                                                                      $      3,532      $      8,320
                                                                                ============      ============
Basic earnings per common share (Note 3):                                       $        .08      $        .18
                                                                                ============      ============

Diluted earnings per common share (Note 3):                                     $        .08      $        .18
                                                                                ============      ============

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                   Nine Months
                                                                                                     Ending
                                                                                                  September 30,
                                                                                                      1998
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $      3,532
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      8,604
    Provision for bad debts                                                               65
    Provision for deferred income taxes                                                 (759)
    Gain on sale and disposal of assets                                                 (982)
    Decrease in accounts receivable                                                    6,248
    Increase in prepaid expenses, advances, and other                                (10,251)
    Increase in accounts payable                                                       1,011
    Increase in medical claims payable                                                16,909
    Increase in deferred premium revenue                                               3,853
                                                                                ------------
        Total adjustments                                                                               24,698
                                                                                                  ------------
        Net cash provided by operating activities                                                       28,230

Cash flows used in investing activities:
  Purchases of short-term investments                                               (262,172)
  Sales of short-term investments                                                    256,528
  Purchases of property and equipment                                                 (6,842)
  Purchases of statutory deposits                                                       (100)
  Reduction in other assets                                                             (778)
  Proceeds from sale of assets                                                        12,333
                                                                                ------------
        Net cash used in investing activities                                                           (1,031)

Cash flows used in financing activities:
  Principal payments on notes payable                                                    (45)
  Increase in short-term borrowings                                                      195
  Exercise of stock options                                                            5,417
  Stock option tax benefit                                                             2,475
  Purchase of Treasury Stock                                                         (34,412)
                                                                                ------------
        Net cash used in financing activities                                                          (26,370)
                                                                                                  ------------
Net increase in cash and cash equivalents                                                                  829

Cash and cash equivalents at beginning of period                                                         3,570
                                                                                                  ------------
Cash and cash equivalents at end of period                                                        $      4,399
                                                                                                  ============

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                   Nine Months
                                                                                                     Ending
                                                                                                  September 30,
                                                                                                      1997
                                                                                                  -------------
Cash flows provided by operating activities:
  Net income                                                                                      $       8,320
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      7,430
    Provision for bad debts                                                               35
    Provision for deferred income taxes                                                6,628
    Loss on sale and disposal of assets                                                    1
    Decrease in accounts receivable                                                    4,126
    Decrease in prepaid expenses, advances, and other                                 14,639
    Increase in accounts payable                                                         139
    Decrease in medical claims payable                                               (21,805)
    Decrease in deferred premium revenue                                                (251)
                                                                                ------------
      Total adjustments                                                                                  10,942
                                                                                                  -------------
      Net cash provided by operating activities                                                          19,262

Cash flows used in investing activities:
  Purchases of short-term investments                                               (195,820)
  Sales of short-term investments                                                    193,088
  Purchases of property and equipment                                                (18,430)
  Purchases of statutory deposits                                                        (15)
  Maturities of statutory deposits                                                        25
  Purchases of other assets                                                             (332)
  Proceeds from sale of assets                                                            65
                                                                                ------------
        Net cash used in investing activities                                                          (21,419)

Cash flows provided by financing activities:
  Principal payments on notes payable                                                    (44)
  Increase in short-term borrowings                                                      319
  Exercise of stock options                                                            3,900
  Stock option tax benefit                                                             3,385
                                                                                 -----------
        Net cash provided by financing activities                                                        7,560
                                                                                                  ------------
Net increase in cash and cash equivalents                                                                5,403

Cash and cash equivalents at beginning of period                                                         4,065
                                                                                                  ------------
Cash and cash equivalents at end of period                                                        $      9,468
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

MAMSI delivers managed health care services principally through its HMOs. The HMOs, MD-Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice, Inc. ("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") arrange for health care services to be provided to an enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

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

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of September 30, 1998, the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Certain   balances  in  the  1997  and  1998  financial   statements  have  been
reclassified to conform to current presentation.

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

During the first nine months of 1998 and 1997, total comprehensive income amounted to $984,000 and $11,929,000, respectively.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                    Nine Months Ended             Three Months Ended
                                               September 30,  September 30,   September 30,  September 30,
                                                   1998            1997           1998           1997
                                               -------------  -------------   -------------  -------------
Numerator:
 Net income                                    $       3,532  $       8,320   $      (6,743)  $      4,726
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                       46,339,272     46,159,626      45,042,891     46,494,555
 Dilutive securities - employee stock options         83,315        689,461                        617,371
 Denominator for diluted earnings per share
  - adjusted weighted average shares              46,422,587     46,849,087      45,042,891     47,111,926

Options to purchase approximately 8.0 million shares of common stock at various prices were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share because the option proceeds were greater than the average market price and, therefore, the effect would be antidilutive.

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

NOTE 5 - FEDERAL EMPLOYEES' HEALTH BENEFITS PROGRAM POTENTIAL SETTLEMENT

In the second quarter of 1998, the Company received a draft audit report relating to an audit conducted by the Office of Inspector General concerning the Company's participation in the Federal Employees' Health Benefits Program ("FEHBP") for the years 1992 - 1997. The report's preliminary findings indicate that in the years 1992 - 1994 the FEHBP was charged rates that exceeded the then market price. The report had no findings for the years 1995 - 1997. The Company has evaluated the report's findings and determined that, while it is too early to predict the ultimate resolution of this matter, $16,500,000 (which includes approximately $4,400,000 of interest) may be due the FEHBP for the years 1992 - 1994 and has recorded it in the third quarter 1998 financial statements. The audit report includes certain findings that the Company disagrees with and is contesting. If the Company where to prevail in these matters, the amount accrued could be reduced.

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

3. The possibility of state or federal budget related mandates that reduce premiums for Medicaid recipients.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Consolidated net (loss) income of the Company was $(6,743,000) and $4,726,000 for the third quarters of 1998 and 1997, respectively. Diluted (loss) earnings per share was $(.15) in the third quarter of 1998 as compared to $.10 in the third quarter of 1997. This decrease in earnings is primarily attributable to a non-recurring item related to the results of an audit conducted in connection with the Company's participation in the Federal Employees' Health Benefits
Program. The audit covered the periods 1992 - 1997 with the audit findings related to years 1992 - 1994. There were no findings for years 1995 - 1997.

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

Revenue for the three months ended September 30, 1998 increased approximately $29.7 million or 11.0 percent over the three months ended September 30, 1997. Revenue for the third quarter of 1998 includes a $4.9 million gain related to the sale of certain Company owned real estate no longer needed for operations. Excluding this sale, quarter over quarter revenue increased 9.2 percent. A 5.3 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $13.4 million in health premium revenue while a 5.7 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $15.1 million increase in health premium revenue. The increase in HMO and indemnity enrollment is principally due to increases in the Company's commercial members. Management believes that commercial health premiums should continue to increase over the next twelve months as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Commercial premium rate increases are expected to continue in 1998 at the same rate as 1997, in the range of 5% to 7%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicare and Medicaid programs. Specifically, effective January 1, 1998, the Company withdrew from participation in certain areas of the Virginia Medicaid program. The Company also modified certain benefits for enrollees in its Medicare program and began to charge additional premiums in certain areas.

In the third quarter of 1998, three HMO's with large Medicare membership in the Mid-Atlantic area announced that effective January 1, 1999 they would not continue their Medicare risk contract with the Health Care Financing Administration ("HCFA"). In response to the Company's perception of increased risk related to these HMO's departure, the Company requested a change to its already filed rates which were to be effective January 1, 1999. HCFA responded that they would not allow the Company to change its filed rates. Based on HCFA's response, the Company has terminated its Medicare contract effective January 1, 1999. At September 30, 1998, the Company had approximately 7,300 Medicare Risk members.

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

In the third quarter of 1998, the National Committee for Quality Assurance ("NCQA") announced that OCI and MD-IPA received three year, full accreditation. Full accreditation is granted only to those plans that have excellent programs for continuous quality improvement and meet NCQA's rigorous standards.

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries remained relatively stable and contributed approximately $5.2 million in revenue in the third quarters of 1998 and 1997. Revenue from life and short-term disability products contributed $1.8 million in revenue in the third quarter of 1998 as compared to $1.4 million for the same period in 1997.

Fee and other income increased from $4.6 million for the third quarter of 1997 to $5.0 million for the third quarter of 1998, principally due to increased membership in the Company's PPO product.

Medical  expenses as a  percentage  of health  premium  revenue  ("medical  loss ratio") increased slightly to 89.1 percent for the third quarter of 1998 as compared to 89.0 percent for the comparable period of 1997. On a per member per month basis, medical expenses increased 5.8 percent. In the third quarter of 1997, the Company recorded as a reduction of medical expense approximately $7 million related to claims incurred and paid in 1996 that were overpaid. The Company has continued its efforts to implement product specific cost containment controls, expand activity in specialized subrogation areas and claims review for dual health coverage and adopt regionalized and product specific fee maximums for health services. These initiatives should help to control the Company's medical loss ratio. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") decreased to 11.1 percent for the third quarter of 1998 as compared to 11.8 percent for the same period in 1997.  Adjusted to exclude the effect of the $4.9 million gain on sale of real estate, the administrative expense ratio was 11.3 percent for the third quarter of 1998. Management believes that the administrative expense ratio will remain near the current level of 11.3 percent for the remainder of 1998. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Included in the Company's third quarter 1998 results is a $16,500,000 accrual related to an audit conducted by the Office of Inspector General concerning the Company's participation in the Federal Employees' Health Benefits Program ("FEHBP") for the years 1992 - 1997. The report's preliminary findings indicate that in the years 1992 - 1994 the FEHBP was charged rates that exceeded the then market price. The report had no findings for the years 1995 - 1997. The Company has evaluated the report's findings and determined that, while it is too early to predict the ultimate resolution of this matter, it is possible that $16,500,000 may be due the FEHBP for the years 1992 - 1994.

Also reflected in the Company's third quarter 1998 results is a $4,604,000 write down of certain computer and computer related assets that the Company has identified as being no longer of use. The Company has adjusted the carrying value of these assets to their anticipated salvage value.

Investment income decreased $4.3 million due to a decrease in realized gains on sales of marketable equity securities of $4.9 million offset by an increase in interest income due to higher investable balances.

The net margin rate decreased from 1.8 percent in the third quarter of 1997 to (2.3) percent in the current quarter. This decrease is primarily due to the non-recurring item related to the Company's participation in the FEHBP.

THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company's consolidated net income for the nine months ended September 30, 1998 decreased to $3,532,000 from $8,320,000 for the nine months ended September 30, 1997. Earnings per share on net income decreased from $.18 in the first nine months of 1997 to $.08 for the same period in 1998. The decrease in earnings is primarily attributable to a non-recurring item related to the results of an audit conducted in connection with the Company's participation in the FEHBP. The audit covered the periods 1992 - 1997 with the audit findings related to years 1992 - 1994. There were no findings for years 1995 - 1997.

Revenue for the nine months ended September 30, 1998 increased approximately $47.8 million or 5.7 percent over the nine months ended September 30, 1997. Revenue for the nine months ending September 30, 1998 includes $5.7 million related to the sale of certain Company owned real estate no longer required in its operation. Excluding these sales, year- over-year revenue increased 5.0 percent. A 4.7 percent increase in average premiums per HMO and indemnity enrollee increased health premium revenue by approximately $37.2 million and a
 .5 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $4.2 million. Revenue from life and short-term disability products contributed $5.1 million for the first nine months of 1998 as compared to $3.9 million for the same period in 1997.

Fee and other income increased $2.1 million from $13.3 million for the first nine months of 1997 mainly due to increased membership in the Company's PPO product.

Investment income decreased $2.6 million due to a decrease in realized gains on sales of marketable equity securities offset by an increase in interest income due to higher investable balances.

The medical loss ratio decreased to 89.0 percent for nine months ended September 30, 1998 as compared to 89.6 percent for the comparable period in 1997. Included in the nine months ended September 30, 1997 are the results of the Company's identification of certain claims which were overpaid. These overpayments were caused, in large part, by a combination of factors including the ever increasing complexity of the claims paying process as well as providers enhancing their ability to maximize charges.

In connection with these overpayments, in the first nine months of 1997 the Company recorded, as a reduction of medical expenses, approximately $12 million relating to claims paid in 1996. The Company believes that it has taken the appropriate action and implemented the appropriate controls to insure that future claims are paid at the appropriate amount.

The administrative  expense ratio for the first nine months of 1998 decreased to
11.3 percent as compared to 11.7 percent for the same period in 1997. Adjusted to exclude the effect of the $5.7 million gain on sale of real estate, the administrative expense ratio was 11.4 percent for the first nine months of 1998.

Included in the Company's year-to-date 1998 results is a $16,500,000 accrual related to an audit conducted by the Office of Inspector General concerning the Company's participation in FEHBP for the years 1992 - 1997. The report's preliminary findings indicate that in the years 1992 - 1994 the FEHBP was charged rates that exceeded the then market price. The report had no findings for the years 1995 - 1997. The Company has evaluated the report's findings and determined that, while it is too early to predict the ultimate resolution of this matter, it is possible that $16,500,000 may be due the FEHBP for the years 1992 - 1994.

Also reflected in the Company's year-to-date 1998 results is a $4,604,000 write down of certain computer and computer related assets that the Company has identified as no longer of use. The Company has adjusted the carrying value of these assets to their anticipated salvage value.

The net margin rate decreased from 1.0 percent for the first nine months of 1997 to .4 percent for the first nine months of 1998. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

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

Accounts receivable decreased from $84.7 million at December 31, 1997 to $78.4 million at September 30, 1998, principally due to a reduction of amounts receivable from the Federal Government due to the accrual of the potential settlement of their 1992 - 1997 audit offset by increased membership.

Medical claims payable increased from $98.3 million at December 31, 1997 to $115.2 million at September 30, 1998, primarily due to increased membership and related claims accruals and an increase in medical expenses per member.

Prepaid expenses increased by $10.3 million from $84.7 million at December 31, 1997 due to an increase in taxes paid in advance and additional hospital working capital advances made.

The Company currently has access to total revolving credit facilities of $24.0 million, which are used to provide short-term capital resources for routine cash flow fluctuations. On October 1, 1998 the total revolving credit facility was increased to $29.0 million. At September 30, 1998, approximately $2.4 million was drawn against these credit facilities. In addition, the Company maintains a $12,000,000 letter of credit for the benefit of the North Carolina Insurance Department in support of operations of MAMSI Life and Health Company and a $300,000 letter of credit for the Company's home health subsidiary. While no amounts have been drawn against these letters of credit, they are a reduction of the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                         September 30,    December 31,
                                                             1998             1997
                                                         ------------     ------------
Cash and cash equivalents                                $      4,399     $      3,570
Short-term investments                                        153,509          152,080
Working capital advances to Maryland hospitals                 11,963            9,186
                                                         ------------     ------------
Total available liquid assets                                 169,871          164,836
Credit line availability                                        9,256           21,526
                                                         ------------     ------------
Total short-term capital resources                       $    179,127     $    186,362
                                                         ============     ============

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations. Certain capital expenditures will be made over the remainder of 1998 to enhance the Company's computer systems and to make necessary improvements to existing administrative offices. The Company closed on the sale of an office building in April, 1998 at a price of approximately $3 million. In July, 1998, the Company sold another of its office buildings for approximately $9.4 million. The Company's purchase of an approximately 208,000 square foot office building in Frederick, Maryland in 1997, and the resulting consolidation of its service departments in this new facility, made the previously owned buildings unnecessary for the Company's operations.

In 1997, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue ("Y2K"). This issue affects computer systems that have time- sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs. As a part of the Company's initial assessment, 1,300 software programs were identified for Y2K review. Of those 1,300, 182 programs were identified as needing modification. To date, the Company has modified the majority of the programs with internal resources diverted from other projects, none of which are critical to the Company's daily operations. Testing and validation of the modified programs is currently underway. The Company has incurred less than $200,000 to date in external costs, mainly upgrading equipment. The Company does not anticipate significant additional external costs to bring the Y2K compliance program to completion. In addition, the Company is in the process of surveying it's significant outside vendors for Y2K compliance. Approximately one-third of the 632 vendors have indicated Y2K compliance. Based upon the work completed to date, the Company does not anticipate any future material impact on its financial statements. The total cost associated with the required modifications and conversions has been estimated and is not expected to be material to the Company's results of operations or financial position. The Company is in the process of evaluating a reasonably likely worst-case Y2K scenario and developing a related contingency plan. While the Company believes this to be a prudent course of action, progress made to-date would seem to indicate the need for such a plan unlikely. The statements in this paragraph regarding future effects of the year 2000 issue is a forward looking statement. See "Forward-Looking Information" for a description of risk factors.

At its February 1998 meeting, the Board of Directors authorized a $20 million stock repurchase program. The Company may purchase its stock on the open market, through block trades, or in private transactions over the next 12 months. On August 3, 1998, the Executive Committee of the Board of Directors (subsequently ratified by the Board of Directors) increased the authorization to purchase up to $40 million of common stock prior to February 25, 1999. The program may be discontinued at any time. As of September 30, 1998, the Company has repurchased 5,043,700 shares of its common stock for a total cost of approximately $34.4 million under the stock repurchase program.

On November 5, 1998 the Company issued a press release stating that George T. Jochum, Chairman of the Board, President and CEO, and the Board of Directors are engaged in discussions regarding Mr. Jochum's tenure with the Company.

These discussions follow an evenly divided Board of Directors' vote concerning Mr. Jochum's continued tenure. There is a dispute as to whether the Board of Directors' vote operates to terminate Mr. Jochum's employment. Mr. Jochum and members of the Board of Directors are seeking to resolve the question promptly.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Exhibit Index on page 16 of the Form 10-Q. (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                (Registrant)






Date: November 13, 1998  /s/    Robert E. Foss
                         ----------------------------
                                Robert E. Foss
                                Executive Vice President
                                and
                                Chief Financial Officer
                                (duly authorized officer and
                                principal financial officer)

6(a) List of Exhibits.

                                EXHIBIT INDEX

                                                    Location of Exhibit
Exhibit                                                In Sequential
Number      Description of Document                  Numbering System
-------     -----------------------                 -------------------


10.98       Agreement of Purchase and Sale of Real Estate. . . . . . .

27          Financial Data Schedule for the Nine
            Months Ended September 30, 1998. . . . . . . . . . . . . .