Form 10-K
period 1998-12-31
MID ATLANTIC MEDICAL SERVICES INC
filed 1999-03-31
CIK 805037

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549
                                        FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended DECEMBER 31, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

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

Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity March 4, 1999:
Approximately $405 million.

                      APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                 51,134,162 shares of common stock as of March 4, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Registrant's annual meeting of shareholders to be held on April 26, 1999 is incorporated by reference into Part III of this Form 10-K.

                               FORM 10-K

                                 INDEX

ITEM NO.   DISCLOSURE REQUIRED                                    PAGE

                                 PART I

Item 1     Business ..............................................   4
Item 2     Properties ............................................  17
Item 3     Legal Proceedings .....................................  17
Item 4     Submission of Matters to a Vote of Security Holders ...  18

                                 PART II

Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters ................................   19
Item 6     Selected Financial Data ..............................   20
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................   21
Item 7A    Quantitative and Qualitative Disclosures About
             Market Risk ........................................   29
Item 8     Financial Statements and Supplementary Data ..........   30
Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ................   55

                                 PART III

Item 10    Directors and Executive Officers of the Registrant ...   56
Item 11    Executive Compensation ...............................   56
Item 12    Security Ownership of Certain Beneficial Owners
             and Management .....................................   56
Item 13    Certain Relationships and Related Transactions .......   56

                                 PART IV
Item 14    Exhibits, Financial Statement Schedules
             and Reports on Form 8-K ............................   57

                                 PART I

ITEM 1. BUSINESS

Mid Atlantic Medical Services, Inc. is a holding company for subsidiaries active in managed health care and other life and health insurance related activities. Mid-Atlantic Medical Services, Inc. and its subsidiaries (the "Company" or "MAMSI") have developed a broad range of managed health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company, a home health care company, a pharmaceutical services company and a hospice company. The Company also has a partnership interest in an outpatient surgery center.


GENERAL DEVELOPMENT OF BUSINESS

Mid-Atlantic Medical Services, Inc. was incorporated in Delaware in 1986 to serve as a holding company for MD - Individual Practice Association, Inc. ("M.D. IPA") and Physicians Health Plan of Maryland, Inc. ("PHP-MD"). MAMSI made an exchange offer for all of the issued and outstanding shares of common stock of M.D. IPA and PHP-MD in 1987.

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

MANAGED HEALTH ORGANIZATIONS

MAMSI's primary business is providing access to and managing health care through its HMOs and its life and health insurance company. MAMSI currently offers HMO coverage through four licensed HMO subsidiaries - M.D. IPA, Optimum Choice, Inc. ("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") (hereinafter M.D. IPA, OCI, OCCI and OCIPA will be collectively referred to as the "HMOs" or "MAMSI HMOs") and offers life and health insurance through MAMSI Life and Health Insurance Company ("MAMSI Life").

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

OCI, a non-Federally qualified HMO, became a licensed HMO in Maryland in 1988, in Virginia in 1990, in Delaware in 1993 and in West Virginia in 1994. OCI generally operates within the small and large business market segment, which is comprised of both small and large group employers and also covers Medicaid and Medicare recipients. OCI's present commercial service area includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia, and 49 counties in West Virginia. For the Medicare Program, OCI is licensed in Northern Virginia, Maryland, Delaware and the District of Columbia. OCI withdrew from the Medicare risk program effective January 1, 1999.

OCCI, a non-Federally qualified HMO, became a licensed HMO in North Carolina in 1995 and South Carolina in 1996. OCCI operates in both the small and large group commercial market as well as Medicaid. OCCI's present service area includes certain areas of North Carolina and South Carolina. OCCI has yet to market its products in South Carolina as a provider network is still being developed.

OCIPA, a non-Federally qualified HMO, became a licensed HMO in Pennsylvania in 1996. OCIPA operates in both the small and large group commercial market. OCIPA's present service area includes eleven counties in south-central Pennsylvania.

MAMSI Life, a life and health insurance company, is licensed in 31 states and the District of Columbia and actively markets in the states in which the Company has licensed HMO's. MAMSI Life sells group health insurance as well as a preferred point of service product to large and small employers and individuals. MAMSI Life also sells group term life insurance as well as short-term disability insurance and worker's compensation.

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

The Company's HMO provider network is organized as an Individual Practice Association ("IPA"). Under the IPA model, the HMO contracts with a broadly dispersed group of physicians to provide medical services to enrollees in the physicians' own offices and in hospitals; the physicians are generally paid on a capitated or a negotiated fee maximum basis. Physicians may contract directly with the HMO or through a designated organization that, in turn, contracts with the HMO.

MAMSI'S HMO PRODUCTS

MAMSI's HMOs offer a range of benefit plans for providing health care coverage to enrollees. Generally, enrollees arrange for coverage through their employer. However, in certain circumstances, group enrollees can convert their coverage to an individual contract upon separation from their employer. There is no assurance that employers will renew their HMO agreements annually or that, within each employer group, the HMO will not experience disenrollment by individual enrollees. MAMSI's HMOs also offer individual coverage to the commercial, Medicaid and Medicare markets in some of its service area. The Company will no longer participate in the Medicare program effective January 1, 1999.

Under traditional HMO coverage, the enrollee selects a PCP from the HMO's provider network. Most medical care provided to the enrollee must be authorized and coordinated by the PCP. Generally, the enrollee pays a copayment for all PCP and specialist office visits and may also be required to pay a copayment for hospital admissions and emergency room services.

Except in emergencies, enrollees are generally required to utilize only those participating professional and institutional health care providers that have contracted with the IPA (see further discussion under "HMO Arrangements with Physician and Institutional Providers").

MAMSI's HMOs, in cooperation with MAMSI Life (except North Carolina which is offered through OCCI), a wholly owned subsidiary of MAMSI, also offer point-of-service coverage (the "preferred plan"), which is marketed to appeal to the following customers:

  1. Individuals who will not consider a closed delivery system. These individuals prefer the flexibility of the traditional indemnity plan but are also seeking a lower-cost alternative such as an HMO.

  2. Small to mid-sized employers who are looking to limit the number of health care plan options. In this case, the HMO would seek to be offered as an exclusive health care provider.

In the preferred plan, enrollees have the choice of seeking care from the PCP or from any physician of their choice (point-of-service option). Whenever care is provided under the point-of-service option and the enrollee visits a provider outside of the HMO network, MAMSI Life, which underwrites this indemnity benefit, generally covers the lesser of 80% of the requested charges or 100% of a preestablished fee for the service provided. The enrollee is responsible for the remainder of the charge.

Additionally, MAMSI, through its subsidiaries, offers hybrid products to large employer groups. These products offer the ability to tailor employee health care offerings by varying benefit designs, funding methods and insurance risk. Hybrid products generally compete in the so-called "self-funded" employer plan marketplace. A typical MAMSI hybrid product combines the use of capitated PCPs to serve as gatekeepers, employer funding of specialist and institutional claims on an "as paid" basis and MAMSI's underwriting of risk of loss on a specific and/or aggregate stop loss basis.

OCI offers HMO coverage to recipients of Title XIX Medical Assistance ("Medicaid") in certain states. The Medicaid plan operates in a manner similar to the traditional HMO plan. The participating states pay a monthly premium based upon the age, sex and geographic location of the recipients for which OCI provides comprehensive medical coverage. At December 31, 1998, MAMSI's Medicaid service area includes certain areas of Virginia, fifteen counties in West Virginia and twelve counties in North Carolina.

Under all coverage options, enrollees receive the following basic benefits: primary and specialist physician services; hospital services such as diagnostic tests, x-rays, drugs, medication, nursing and maternity services; outpatient diagnostic tests such as laboratory tests, x-rays, and allergy testing and injections.

Through December 31, 1998, OCI offered health coverage to Title XVIII Medicare recipients. Under a contractual arrangement with the United States Health Care Financing Administration ("HCFA"), OCI received a monthly premium based upon age, sex, county of residence and enrollment status for which OCI provides comprehensive medical coverage to those individuals. Effective January 1, 1999, OCI will no longer participate in the Medicare program. This decision was primarily motivated by insufficient reimbursement rates. The reimbursement OCI was receiving was insufficient to fund the direct cost of care being provided by OCI. It is anticipated that these changes will reduce MAMSI's membership by approximately 7,000 members.

The Company's total health plan (managed care full risk and hybrid, ASO and indemnity health insurance) membership in the HMOs and MAMSI Life increased to approximately 731,000 at December 31, 1998 from 682,000 at December 31, 1997, an increase of 7.2 percent.

The following table sets forth information relevant to MAMSI's HMO and indemnity health plans as of December 31, 1998:

Employer Groups Served              25,000
Population of Aggregate HMO
  Service Area                  33,500,000
Service Area Penetration                28%
Primary Care Physicians              6,700
Specialist Physicians               15,400
Other Affiliated Health
  Care Providers                     8,600
Hospitals and Outpatient
  Facilities                         2,900
Pharmacies                          11,400

A significant portion of the Company's premium revenue is derived from Federal, state and local government agencies including governmental employees and Medicaid and Medicare recipients. For the years ended December 31, 1998, 1997 and 1996, approximately 11% of premium revenue was derived from Federal government agencies which is included in the Medicare and Risk segments, and approximately 18%, 25% and 26%, respectively, was derived from state and local government agencies located in the Company's service area which is included in the Risk segment.

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

PCPs may  receive,  in  addition  to  capitation  payments,  fees for  specified procedures and an annual payment that is based on a Quality Review Reconciliation. This payment generally does not exceed 3 percent of their annual capitation payments. The reconciliation evaluates the physician's practice performance as well as quality issues such as grievance rates from members, sanctions by a MAMSI HMO, and member transfer rate. As part of the Quality Review Reconciliation, the Company provides a quarterly report to each PCP that compares the physician's practice performance based on outpatient and inpatient expenses to those of his/her peers and allows the PCP not only to monitor the number of referrals consistent with quality medical standards, but also to evaluate the most cost-effective consultants and facilities within each specialty area. The Company compensates specialist providers and participating non-physician providers using the Medicare Resource Based Relative Value Scale methodology of provider reimbursement.

The HMOs have contractual arrangements with a combined total of 2,900 facilities, consisting of 300 hospitals and 2,600 non-hospital facilities, as of December 31, 1998. These facilities are located in the Company's HMO Service Area. Contracts with facilities are renewable annually.

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

PHARMACEUTICAL ASSISTANCE - The Company has arrangements with participating pharmacies so that an enrollee is only responsible for the deductibles and/or copayments that are indicated on his or her enrollment card. The Company's pharmaceutical subsidiary, HomeCall Pharmaceutical Services, Inc. provides home infusion, delivery of drugs to physician offices and mail order prescription services to its HMO and Indemnity members and other payors.

LABORATORY TESTING - The Company has an arrangement with a laboratory that conducts much of the laboratory work required by HMO providers. Enrollees in MAMSI's PPO's are similarly referred to this laboratory for testing.

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

MAMSI recognizes the importance of a Continuous Quality Improvement Program to determine and allocate appropriate resources that will have the greatest impact for members. The QA/QI Program is designed to meet and serve the needs of employers, members and providers as well as to monitor the timeliness, appropriateness and effectiveness of services via ongoing and systematic reviews of key indicators and aspects of care. The QA/QI Program conducts member satisfaction surveys, identifies opportunities for improvements in providing care, adopts strategies to improve outcomes and monitors the improvement to report progress.

MAMSI's QI Committee, which operates under the direction and oversight of MAMSI's Board of Directors, includes administrative, clinical and provider representation. The Committee evaluates numerous quality related issues and outcomes measuring overall services provided to enrollees.

In addition, MAMSI utilizes several cost control and quality review mechanisms. Provider applications are reviewed by a Credentials Committee in order to determine whether the applicant meets MAMSI's criteria, including Board Certification or eligibility.

MAMSI maintains a physician review process to determine whether the needed levels of medical service are being provided in a timely and efficient manner. The Company conducts medical reviews to monitor the quality of care provided. The Company also monitors hospital and out- of-plan referrals issued by primary care providers.

In most situations, prior authorization must be obtained for non-emergency hospital admissions. Failure to secure prior authorization for non-emergency hospital admissions of enrollees may cause claims to be denied, and in some situations, providers may be sanctioned. Prior to admission for non-emergency hospital services, MAMSI applies certain medical criteria to authorize the admission.

After admission of an HMO enrollee, MAMSI monitors the course of hospital treatment and coordinates discharge planning with the physician and hospital utilization department. The Utilization Management staff is working with a physician during the course of treatment. If the physician needs to extend an enrollee's stay beyond the expected length of stay, the physician provides medical justification for the necessity of such proposed action in order to obtain specific approval.

The HMOs have established a grievance procedure to respond to enrollee and provider complaints. Persons covered by HMOs are given a right to seek a fast and fair review of adverse utilization review decisions, first internally by a medical director of the HMO and then by an independent review organization or by a State regulator. Enrollees are encouraged to use this procedure. There is a similar grievance procedure for physician complaints.

In 1993, MAMSI invited the National Committee for Quality Assurance ("NCQA"), a private, non-profit organization, to evaluate the Company's methodologies in an effort to receive NCQA accreditation. NCQA accreditation is a voluntary process. In the 1993 review, the Company did not meet certain of NCQA's criteria and, therefore, did not receive NCQA accreditation. In response, MAMSI adopted methodologies and programs designed to respond to concerns and questions raised in NCQA's assessment. The Company requested the NCQA to perform another accreditation review which took place in December of 1996. In May, 1997, NCQA informed the Company that its flagship HMOs received one year accreditation. In May, 1998 NCQA completed its most recent accreditation review and in September, 1998 NCQA informed the Company that M.D. IPA and OCI received full accreditation through May, 2000. The Company has implemented the Health Plan and Employer Data and Information Set ("HEDIS") 3.0 which represents a core set of performance measures developed by NCQA to serve the employer as a purchaser. In addition, in October, 1998 the Maryland Health Care Access and Cost Commission released the results of Maryland's statewide HMO report card. MAMSI's Maryland HMOs exceeded the state wide average in several key areas. In another survey of member satisfaction taken by the U.S. Office of Personnel Management, federal employees expressed satisfaction with the Company's federally qualified HMO which resulted in M.D. IPA be designated as a "Top Rated Plan".

The Company's home health care, home infusion, and home hospice subsidiaries underwent voluntary reaccreditation review by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") in November, 1998. Full accreditation status was awarded as a result of this process.

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

MAMSI's HMOs compete with approximately 29 HMOs or other prepaid alternative health care delivery systems that have a presence in MAMSI's significant service areas (Maryland, Virginia, Delaware, District of Columbia, North Carolina and West Virginia). The following table sets forth MAMSI's best estimate of 1998 enrollment of HMOs operating in its significant HMO Service Areas.

                                                                        Approximate
                                                                           Number
HMO                                                Plan Type           of Enrollees
-------------                                      ---------           ------------
AETNA/U.S. Healthcare***.......................          IPA              822,000
Kaiser Permanente Health Plan .................        Group              675,000
Mid Atlantic Medical Services, Inc.* ..........          IPA              562,000
FreeState Health Plan** .......................          IPA              407,000
United Healthcare .............................          IPA              325,000
Trigon ........................................          IPA              273,000
Health Source North Carolina...................          IPA              244,000
Optima ........................................          IPA              222,000
Cigna Healthcare...............................          IPA              216,000
Blue Cross/Blue Shield of North Carolina.......          IPA              206,000
Partners Healthplan of North Carolina..........          IPA              185,000
Qualchoice of Virginia.........................          IPA              107,000


* - Includes individuals covered by the Company's HMOs only.

** - This company is owned by Blue Cross/Blue Shield of Maryland.

*** - Includes NYLCARE and Prudential membership.

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

MAMSI subsidiaries employed approximately 383 full-time individuals who provide marketing services for the Company's products as of December 31, 1998. MAMSI's marketing strategy includes identifying and contacting employers in its HMO Service Area. In addition, the Company employs prospecting, telemarketing, employer group consultation, referrals by consultants, and the use of a minimum number of selected brokers to acquire new accounts. Since 1994, the Company's strategy has included reducing the use of brokers for new business while increasing its internal sales force. New members acquired by the Company's dedicated sales force accounted for 45 percent of total large group new members and 98 percent of total small group new members in 1998.

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

In addition, MAMSI's HMOs reduce the financial impact of catastrophic losses by maintaining reinsurance coverage for hospital costs. The reinsurer indemnifies either 90% of the approved per diem or fixed charge per procedure, or 80% of the eligible in and out of service area medical expenses in excess of $200,000 per enrollee per year up to a lifetime maximum of $2,000,000 in eligible medical costs.

GOVERNMENT REGULATION

MAMSI's HMOs are subject to state and, in some instances, Federal regulation. Among the areas regulated are: (i) premium rate setting; (ii) benefits provided;
(iii) marketing; (iv) provider contracts; (v) quality assurance and utilization review programs; (vi) adherence to confidentiality and medical records requirements; (vii) enrollment requirements; and (viii) financial reserves and other fiscal solvency requirements; (ix) appeals and grievances.

Under applicable law, HMOs must generally provide services to enrollees substantially on a fixed, prepaid basis without regard to the actual degree of utilization of services. The HMOs generally fix the premiums charged to employers for a 12 month period and revises the premium with each renewal. In setting premiums, the HMOs forecast health care utilization rates based on the relevant demographics and also considers competitive conditions and the average number of enrollees in the employer group. In addition to these premiums, HMO enrollees also make copayments to providers as required.

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

M.D. IPA contracts with the Office of Personnel Management ("OPM") to provide or arrange health services under the Federal Employee Health Benefit Program ("FEHBP"). The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. The premiums established under the OPM contract are subject to periodic review and audit to determine if they were established in compliance with the community rating and other requirements under the program.

In September, 1998, a pretax charge of approximately $16.5 million was recognized in the Company's financial statements in anticipation of negotiations relating to potential governmental claims for contracts with OPM related to an audit conducted by the Office of Inspector General concerning the Company's participation in FEHBP for the years 1992-1997 related to findings for years 1992-1994. In the normal course of business, OPM audits health plans with which it contracts to, among other things, verify that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. While the government's initial on-site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take two to three years.

In addition to claims made by the OPM auditors as part of the normal audit process, OPM may also refer their results to the United States Department of Justice ("DOJ") for potential legal action under the False Claims Act. The DOJ has the authority to file a claim under the False Claims Act if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications. In False Claims Act actions, the government may impose trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim.

The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. There can be no assurance that these negotiations will be concluded satisfactorily, that the audit will not be referred to the DOJ, or that additional, possibly material, liability will be not be incurred. The Company believes that any ultimate liability in excess of amounts accrued would not materially affect the Company's consolidated financial position. However, such liability could have a material affect on results of operations or cash flows of a future period if resolved unfavorably.

MAMSI's HMOs must file periodic reports with, and are subject to periodic review by, state regulatory authorities. Although MAMSI's HMOs are not regulated specifically as insurance companies, they must comply with certain provisions of state insurance laws as well as other laws specifically enacted to regulate HMOs.

MAMSI Life, the Company's insurance subsidiary, is domiciled in Maryland and is licensed in 31 states and the District of Columbia. MAMSI Life is subject to regulation by the department of insurance in each state in which it is licensed. These regulations subject MAMSI Life to extensive review of the terms, administration and marketing of insurance products offered and minimum net worth and deposit requirements. In addition, MAMSI Life is required to file periodic reports and is subject to periodic audits and continuing oversight. The offering of certain new insurance products may require the approval of regulatory agencies.

The Company's home health care subsidiaries are regulated principally in four areas: home health care licensing; certification for participation in private insurance and government reimbursement programs; employee licensure and training requirements; and Federal occupational safety guidelines. The Company believes that it is in compliance with all applicable regulations, which include possessing the required Certificates of Need in all locations in which such certificates are required. Additionally, the Company's infusion and mail order prescription businesses have obtained the necessary licenses and permits to operate as a full service retail pharmacy.

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

In 1997, the "Health Insurance Portability and Accountability Act of 1996, Public Law 104- 191", commonly called ("HIPAA"), was enacted. This bill establishes certain Federal requirements for large group, small group, and individual health benefit plans, and applies not only to insurers and HMOs but also to ERISA plans.

HIPAA is intended to make coverage more portable and available by limiting pre-existing condition requirements; providing special enrollment periods for employees who lose other coverage or whose family status changes; prohibiting group plans from denying an individual coverage or charging a higher premium based on the individual's health status or history; and by guaranteeing coverage availability and renewability in certain circumstances in the small group and individual markets. HIPAA also allows for the establishment of Medical Savings Accounts; increases the penalties for health care fraud and abuse; and calls for standardized health care information in order to reduce administrative costs.

The effect of HIPAA differs from state to state. In the group market, state laws remain in effect unless they prevent the application of the new federal requirements, and in the individual market, state laws govern if the Health and Human Services Secretary determines that they provide an "acceptable alternative mechanism" to the federal requirement. This means that in those states, like Maryland, where state reforms have already been enacted, the legislation has little, if any, effect in the small group market, but may have some effect in the individual market. In other states, the legislation has a greater effect.

Most of the provisions of HIPAA took effect on July 1, 1997, but some, like the provisions pertaining to Medical Savings Accounts, took effect earlier and others, like administrative simplification, took effect later.

In recent years, state legislatures in the HMO's service area and the U.S. Congress have considered legislation, (1) to amend civil tort law so as to extend "enterprise liability" to HMOs, and/or (2) to amend regulatory requirements to establish additional rules governing HMO internal and external appeals and grievances. Neither the Congress nor any state legislature in the HMO's service area has enacted laws, which would expand an HMO's liability in tort action.

States in the HMOs service area have enacted laws regarding internal and external appeals and grievances. Under these laws, persons covered by HMOs are given a right to seek a fast and fair review of adverse utilization review decisions, first internally by a medical director of the HMO and then by an independent review organization or by a State regulator. Maryland, North Carolina and Pennsylvania have enacted laws, which became effective January 1, 1999 or earlier in 1998, and which require HMOs to have an appeals and grievance process meeting certain requirements and to submit adverse decisions to independent outside review in certain circumstances. The District of Columbia is expected to enact similar legislation, which would become effective on January 1, 2000.

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

PREFERRED PROVIDER ORGANIZATIONS

MAMSI  offers  PPO  coverage  through  two   subsidiaries:   Alliance  PPO,  LLC
("Alliance") and Mid Atlantic Psychiatric Services, Inc. ("MAPSI").

PPOs allow enrollees to receive care from participating physicians at contractually negotiated rates. A PPO is different from an HMO in that a PPO does not assume any financial risk from medical utilization nor does it typically process claims payments to providers. All medical charges are paid directly by the payor, which can be a self-funded employer, a third party administrator, a health benefits trust fund or another health insurance company. In return for access to the PPO's network, the PPO charges the payor either a per employee rate or a percentage of the savings of actual claims processed for the services accessed. MAMSI's PPOs provide access to substantially the same provider network as MAMSI's HMOs.

A PPO operates by being incorporated into an employer's current benefit program, and offers some or all of the following: access to physician, hospital and facility services; utilization management and claims screening and repricing. The employer determines the level of the benefits and any applicable copayments.

Alliance is marketed primarily to and through insurance companies, insurance brokers, consultants, third party administrators ("TPAs"), self-insured employers and union health and benefit trusts. The advantages of a TPA marketing approach are minimized marketing costs and maximized market coverage through established TPA-employer relationships. Alliance also works directly with employers and unions that are self-insured and uses direct marketing efforts. The major competition comes from other PPOs and individual insurance carriers. At

December 31, 1998, Alliance had contracts with approximately 31,700 employer groups that had access to an entire PHP-MD provider network.

The MAPSI PPO is comprised of providers specializing in mental health and substance abuse care. MAPSI's products are marketed directly to TPAs, self-insured groups, brokers, indemnity plans, union funds and consultants. In addition, MAPSI contracts with indemnity insurers that want to offer groups a managed care mental health product. MAPSI believes it has a competitive advantage with its unique mental health screening process that offers the employer the benefit of enhanced coordinated treatment for employees as well as increased cost savings. MAPSI's major competitors include Merit Behavioral Health, Inc., Green Spring Mental Health and MCC Inc. At December 31, 1998, MAPSI had a provider network of approximately 4,000 psychiatrists, psychologists, social workers, and other affiliated licensed mental health providers.

Alliance and MAPSI are most often marketed jointly and the prospective purchaser may also purchase the MAPSI PPO if the Alliance PPO is purchased. A total of approximately 1,060,000 lives were covered under one or both of these PPO products as of December 31, 1998.

PPOs are not subject to HMO regulations by virtue of their business. However, PPOs are subject to certain state regulations governing the provision of PPO services such as mandatory state registration. It is possible that PPOs may be subject to increased regulatory oversight in the future.

OTHER PRODUCTS

MAMSI Life currently underwrites the indemnity coverage of the HMOs preferred plans, except OCCI, in addition to offering stand-alone indemnity health and dental insurance, aggregate and specific stop loss insurance for self-insured groups, and group life, accidental death and short-term disability policies. In addition, in 1995 MAMSI Life began providing an administrative services only ("ASO") product to the State of Maryland. ASO business consists of allowing access to MAMSI's provider network, without gatekeeper PCPs, and the payment of claims. MAMSI has no insurance risk on this product. MAMSI Life holds insurance licenses in 31 states and the District of Columbia including Maryland, Virginia, West Virginia, Delaware and North Carolina. MAMSI Life also became licensed in Pennsylvania in 1995.

In October, 1994, MAMSI acquired all of the outstanding stock of HomeCall and its wholly owned subsidiary, FirstCall, Inc. ("FirstCall"), for approximately $10 million, including direct expenses. HomeCall is a state licensed, Medicare certified home health agency. The combined operations of HomeCall and FirstCall include 17 branch locations that serve virtually all of Maryland, the District of Columbia, Northern Virginia and the Panhandle area of West Virginia. HomeCall achieved full accreditation from the Joint Commission of Accreditation of Healthcare Organizations ("JCAHO"), following its survey of all services in November, 1995. The Company achieved reaccreditation in November, 1998.

Also during 1994, the Company formed a home infusion services company, HomeCall Pharmaceutical Services, Inc. ("HCPS"), which received its pharmacy license in 1994, its Federal license from the Drug Enforcement Agency in 1995, and JCAHO accreditation in 1995 and 1998 for its infusion services.

HomeCall, FirstCall and HCPS provide services that are generally lower cost alternatives to institutional treatment and care. The Company believes that it can provide better care to its members and reduce its medical costs by substituting, where medically appropriate, in- home medical treatment for treatment in an institutional setting.

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

In April, 1996, HCPS started a mail-order pharmacy, HomeCall Mail Rx, which received its pharmacy license and its Federal license in 1996. HomeCall Mail Rx fills and delivers prescription oral medications via common carrier to patients in their homes. Approximately 13,500 prescriptions are filled each month.

In November, 1996, the Company started HomeCall Hospice Services, Inc. ("Hospice"), which received its Maryland state license to operate a general hospice care program on December 3, 1996 and its Virginia hospice license on June 26, 1998. Based in Columbia, Maryland, Hospice was organized to address the needs of terminally ill patients and their families. The hospice program provides services to individuals in the comfort of their homes. Hospice underwent a voluntary accreditation review by JCAHO in November, 1998 and received full accreditation.

Hospice currently serves the Baltimore, Washington, D.C. and Northern Virginia metropolitan areas. It is the goal of Hospice to extend its service delivery area to all geographical areas served by MAMSI. The addition of hospice services complements MAMSI's other home care products by having a full range of services available to its members.

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

A summary of MAMSI's membership enrollment in all product lines is as follows:

                                MEMBERSHIP DATA AT DECEMBER 31
                               ---------------------------------
PRODUCT LINE                     1996        1997        1998
------------                   ---------------------------------
                                         (in thousands)
Commercial HMO (1)               430.8       389.1        424.9
Hybrid HMO (2)                   106.7       103.5         99.4
Medicaid                          82.5        34.0         30.9
Medicare                          14.4        11.2          7.0
Indemnity                         99.2       132.7        157.5
ASO (3)                           11.0        11.0         11.0
                               -------     -------      -------
                                 744.6       681.5        730.7
PPO (4)                          935.0     1,006.0      1,060.0
                               -------     -------      -------
Total Membership               1,679.6     1,687.5      1,790.7
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

(4) PPO includes all business whereby access is granted to MAMSI's provider network. MAMSI assumes no insurance risk and does not provide claims payment services on this business.

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

EMPLOYEES

As of December 31, 1998, the Company had a total of 2,674 employees, including 2,293 full-time and 381 part-time employees. MAMSI's home health care subsidiary employed 607 of these employees (400 on a full-time basis and 207 on a part-time basis). None of the Company's employees are covered by a collective bargaining agreement and the Company has not experienced any work stoppage since its inception.

SEGMENT INFORMATION

Segment   information   is  included  in  Item  8  "Financial   Statements   and
Supplementary Data" on pages 49 thru 50.

ITEM 2. PROPERTIES

The Company owns five office buildings. These buildings are located in Rockville and Frederick, Maryland and total approximately 321,000 square feet of office and warehouse space. The Company's headquarters is located at 4 Taft Court, Rockville, Maryland 20850.

In addition, the Company leases approximately 212,000 square feet of office space and approximately 5,200 square feet of warehouse space in various locations within its service areas to support sales and administrative operations.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as the defendant in a suit filed by certain medical providers on March 26, 1997 in the Circuit Court for Anne Arundel County, Maryland, which alleges that the Company improperly reduced payments to participating providers in the form of "withhold". It is the plaintiffs' allegation that certain payments should not have been reduced in this manner and seek unspecified damages. This matter has been filed as a class action against the Company. On August 18, 1997, the court stayed further proceedings in the litigation pending plaintiff's pursuit of arbitration as provided for under the contract. The parties are in active arbitration proceedings at this time. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

On December 2, 1998, a minority of the MAMSI Board of Directors filed a lawsuit in the Delaware Court of Chancery against George Jochum, CEO, President and Chairman of the Board, and the Company. The suit concerns an evenly divided Board of Directors' vote concerning Mr. Jochum's continued tenure. There was a dispute as to whether the Board of Directors' vote operates to terminate Mr. Jochum's employment. The suit sought removal of Mr. Jochum from his position with the Company and expedited prosecution temporarily restraining Mr. Jochum from conducting all but the most ministerial of actions and enjoining any change in the composition of the Board of Directors and restitution from Mr. Jochum to the Company for any damages. A trial date on the merit of the case was scheduled for February 4, 1999. On January 8, 1999 the complaint was dismissed and Mr. Jochum resigned as Chairman, CEO and President.

During the quarter ended March 31, 1998, the Company became involved in a dispute with the Maryland Insurance Administration ("MIA") concerning the construction and application of Section 15-1008 of the Maryland Insurance
Article. The law limits the time within which a carrier may retroactively collect money owed by providers to the carrier by using the device of offsetting future payments to providers with the amount owed by the provider to the carrier. The law does not affect the right of carriers to otherwise recover monies owed. The Company construed the law to be applicable to claims paid on or after October 1, 1997. The MIA construed the law to apply to retroactive adjustments made on or after October 1, 1997 and the MIA has ordered the Company to abide by its construction of the law. The Company has not yet decided whether to appeal. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements as the MIA's current position affects the method of collection of the claims reversals, rather than the Company's legal right to the refunds.

On February 18, 1999, certain providers filed a class action lawsuit in the Circuit Court for Anne Arundel County, Maryland concerning the construction and application of Section 15-1008 of the Maryland Insurance Article. The complaint requests an accounting of claims' payments, injunctive relief and punitive damages. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements as the MIA's current position affects the method of collection of the claims reversals, rather than the Company's legal right to the refunds.

The Company is involved in other various legal actions arising in the normal course of business, some of which seek substantial monetary damages. After review, including consultation with legal counsel, management believes that any ultimate liability that could arise from these other actions will not materially effect the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for shareholder vote in the fourth quarter of 1998.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently listed on The New York Stock Exchange, Inc. ("NYSE") under the trading symbol MME. The following table sets forth for the indicated periods the high and low reported sale prices of the common stock as furnished by the NYSE.

                                     1998                     1997
                              -----------------        -----------------
                               HIGH        LOW          HIGH        LOW
                              -----------------        -----------------
First Quarter                 $13.88     $ 9.25        $15.25     $10.75
Second Quarter                 13.88      11.50         15.56      10.25
Third Quarter                  11.19       5.00         17.00      13.88
Fourth Quarter                 10.69       4.44         16.75      10.81

The Company has never paid any cash dividends on its common stock and presently anticipates that no cash dividends will be declared in the foreseeable future. Any dividends will depend on future earnings, the financial condition of the Company and regulatory requirements. See Note 13 to the Consolidated Financial Statements.

As of March 4, 1999, there were approximately 775 stockholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 Year Ended December 31,
                                              1998          1997           1996           1995           1994
                                           ----------    ----------     ----------     ----------     ----------
                                             (in thousands except share amounts, key ratios and operating data)

SELECTED INCOME STATEMENT DATA

Revenue                                    $1,187,901    $1,111,653     $1,133,742     $  954,907     $  749,898
Expense                                     1,175,665     1,090,213      1,138,677        858,567        663,343
Income (loss) before income taxes              12,236        21,440         (4,935)        96,340         86,555
Net income (loss)                               9,045        14,489         (2,768)        61,124         54,530
Earnings (loss) per common share (1):
Basic                                           $0.20         $0.31         ($0.06)         $1.33          $1.21
Diluted                                         $0.20         $0.31         ($0.06)         $1.28          $1.15
Weighted Average Shares
  Basic                                    45,407,006    46,273,484     45,978,864     46,127,112     45,030,113
  Diluted                                  45,473,995    46,885,666     45,978,864     47,908,379     47,370,211
Dividends                                       ---           ---            ---            ---            ---

SELECTED BALANCE SHEET DATA (AT DECEMBER 31)

Working capital                            $  123,138    $  128,065     $  118,870     $  153,668     $   91,983
Total assets                                  362,775       345,959        334,719        354,182        268,522
Long-term debt                                     14            74            134            194          5,331
Stockholders' equity                          191,218       208,307        184,400        217,216        141,326
Cash dividends per common share (2)             ---           ---            ---            ---            ---
KEY RATIOS
Medical loss ratio                               88.8%         89.4%          92.4%          81.9%          80.8%
Administrative expense ratio                     11.3%         11.7%          10.7%          10.5%           9.4%
Net income margin                                 0.8%          1.3%           (.2%)          6.4%           7.3%
OPERATING DATA
Annualized hospital days per
  1,000 enrollees:
All products and health services (4)              265           297            331            313            312
HMO only (3)                                      191           192            203            222            238
Medicare (4)                                    2,425         2,566          2,698          2,531            ---
Medicaid (4)                                      375           552            454            405            466
Annualized hospital admissions per
  1,000 enrollees (4)                              72            78             77             80             76
HMO, hybrid, ASO and indemnity
  health enrollees at year end                731,000       682,000        745,000        658,000        508,000
PPO enrollees at year end                   1,060,000     1,006,000        935,000        825,000        698,000
Participating providers at year end            33,600        28,400         24,300         21,077         16,950

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

4. Days include acute and non-acute, skilled nursing, neonatal intensive care and psychiatric inpatient care.

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

2. The possibility of state budget related mandates that reduce premiums for Medicaid recipients.

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

GENERAL

During the three year period ended December 31, 1998, the Company experienced modest membership expansion. While membership in certain products continues to grow, others have shown decreases when compared with 1997. The Company has achieved its overall size by continually expanding its product lines which include point-of-service, small group, indemnity health, hybrid products, Medicaid and Medicare, group term-life and through expansion into new geographic markets. Premium rates during this time have remained at or near competitive levels for the Company's marketplace. During 1998, after consideration of non-recurring adjustments, the Company's consolidated operating margin showed increased profits over 1997. The Company achieved 1998's results, in part, by implementing product price increases and reducing membership in products or effectively terminating groups that had the potential for continued unprofitability. The Company anticipates that it will continue to increase premium rates during 1999. This is a forward-looking statement. See "Forward-Looking Information" above for a description of those risk factors.

The Company generally receives a fixed premium amount per member per month while the majority of medical expenses are variable and significantly affected by spontaneous member utilization. Even with managed care controls, unusual medical conditions can occur, such as an outbreak of influenza or a higher than normal incidence of high cost cases (such as premature births, complex surgeries, or rare diseases). As a result, the Company's quarterly results can be materially affected and irregular. However, over the longer business cycle, the Company believes that its managed care control systems, underwriting procedures (when allowed) and network of providers should result in continued profitability.

Due to the continued escalation of health care costs and the inability of many individuals to obtain health care insurance, numerous proposals relating to health care reform have been made and put into effect, and additional proposals may be introduced, in the United States Congress and the legislatures of the states in which the Company operates or may seek to operate.

In 1997, the "Health Insurance Portability and Accountability Act of 1996, Public Law 104- 191", commonly called ("HIPAA"), was enacted. This bill establishes certain Federal requirements for large group, small group, and individual health benefit plans, and applies not only to insurers and HMOs but also to ERISA plans.

HIPAA is intended to make coverage more portable and available by limiting pre-existing condition requirements; providing special enrollment periods for employees who lose other coverage or whose family status changes; prohibiting group plans from denying an individual coverage or charging a higher premium based on the individual's health status or history; and by guaranteeing coverage availability and renewability in certain circumstances in the small group and individual markets. HIPAA also allows for the establishment of Medical Savings Accounts; increases the penalties for health care fraud and abuse; and calls for standardized health care information in order to reduce administrative costs.

The effect of HIPAA differs from state to state. In the group market, state laws remain in effect unless they prevent the application of the new federal requirements, and in the individual market, state laws govern if the Health and Human Services Secretary determines that they provide an "acceptable alternative mechanism" to the federal requirement. This means that in those states, like Maryland, where state reforms have already been enacted, the legislation has little, if any, effect in the small group market, but may have some effect in the individual market. In other states, the legislation has a greater effect.

Most of the provisions of HIPAA took effect on July 1, 1997, but some, like the provisions pertaining to Medical Savings Accounts, took effect earlier and others, like administrative simplification, took effect later.

In recent years, state legislatures in the HMOs service area and the U.S. Congress have considered legislation, (1) to amend civil tort law so as to extend "enterprise liability" to HMOs, and/or (2) to amend regulatory requirements to establish additional rules governing HMO internal and external appeals and grievances. Neither the Congress nor any state legislature in the HMOs service area has enacted laws, which would expand an HMO's liability in tort action.

States in the HMOs service area have enacted laws regarding internal and external appeals and grievances. Under these laws, persons covered by HMOs are given a right to seek a fast and fair review of adverse utilization review decisions, first internally by a medical director of the HMO and then by an independent review organization or by a State regulator. Maryland, North Carolina and Pennsylvania have enacted laws, which became effective January 1, 1999 or earlier in 1998, and which require HMOs to have an appeals and grievance process meeting certain requirements and to submit adverse decisions to independent outside review in certain circumstances. The District of Columbia is expected to enact similar legislation, which would become effective on January 1, 2000.

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

-----------------------------------------------------------------------------
THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated net income of the Company was $9,045,000 and $14,489,000 in 1998 and 1997, respectively. Diluted earnings per share was $.20 in 1998 as compared to $.31 in 1997. This decrease in earnings is primarily attributable to a $16,500,000 non-recurring item related to the results of an audit conducted in connection with the Company's participation in the Federal Employee Health Benefit Program. The audit covered the periods 1992 - 1997 with the audit findings related to years 1992 - 1994. There were no findings for years 1995 - 1997.

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

Revenue for the year ended December 31, 1998 increased approximately $76.2 million or 6.9 percent over the year ended December 31, 1997. Revenue for year ended December 31, 1998 includes $5.7 million related to the sale of certain Company owned real estate no longer required in its operations. Excluding these sales, year-over-year revenue increased 6.4 percent. A 2 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $21.2 million in health premium revenue while a 4.8 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $51.1 million increase in health premium revenue. The increase in HMO and indemnity enrollment is principally due to increases in the Company's commercial membership. Management believes that commercial health premiums should continue to increase over the next twelve months as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward-Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Commercial premium rate increases are expected to continue in 1999 in the range of 6% to 8%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicare and Medicaid programs. Specifically, effective January 1, 1998, the Company withdrew from participation in certain areas of the Virginia Medicaid program. On January 1, 1998, the Company also modified certain benefits for enrollees in its Medicare program and began to charge additional premiums in certain areas.

In the third quarter of 1998, three HMOs with large Medicare membership in the Mid-Atlantic area announced that effective January 1, 1999 they would not continue their Medicare risk contract with the Health Care Financing Administration ("HCFA"). In response to the Company's perception of increased risk related to these HMOs' departure, the Company requested a change to its already filed rates which were to be effective January 1, 1999. HCFA responded that they would not allow the Company to change its filed rates. Based on HCFA's response, the Company terminated its Medicare contract effective January 1, 1999. At December 31, 1998 the Company had approximately 7,000 Medicare Risk members.

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

Fee and other income increased from $18.4 million in 1997 to $20.5 million in 1998, principally due to increased membership in the Company's PPO product.

Revenue from life and short-term disability products contributed $6.9 million in revenue in 1998 as compared with $5.3 in 1997. The increase is mainly due to the products' continued popularity with customers looking for one carrier to provide all of their employee benefit needs.

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries decreased and contributed approximately $20.0 million in revenue in 1998 as compared with $21.0 million in 1997. This decrease is due to an increasing volume of business conducted for MAMSI HMO and indemnity members which is eliminated in consolidation.

In the third quarter of 1998, the National Committee for Quality Assurance ("NCQA") announced that OCI and M.D. IPA received three year, full accreditation. Full accreditation is granted to those plans that have excellent programs for continuous quality improvement and meet NCQA's rigorous standards.

Medical expenses as a percentage of health premium revenue ("medical loss ratio") decreased to 88.8 percent for 1998 compared to 89.4 percent for 1997. On a per member, per month basis, medical expenses increased 4.0 percent. Included in the year ended December 31, 1997 are the results of the Company's identification of certain claims which were overpaid. These overpayments were caused, in large part, by a combination of factors including the ever increasing complexity of the claims paying process as well as providers enhancing their ability to maximize charges. In connection with these overpayments, during 1997 the Company recorded, as a reduction of medical expenses, approximately $12 million relating to claims paid in 1996. The Company believes that it has taken the appropriate action and implemented the appropriate controls to insure that future claims are paid at the appropriate amount. These initiatives should help to control the Company's medical loss ratio. The statements in this paragraph and the preceding paragraphs regarding cost containment initiatives, total medical costs and future increases in health premiums are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") decreased to 11.3 percent for 1998 as compared to 11.7 in 1997. Adjusted to exclude the effect of the $5.7 million gain on sale of real estate, the administrative expense ratio was 11.4 percent for 1998. Management believes that the administrative expense ratio will likely remain near the current level of
11.4 percent in 1999. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

M.D. IPA contracts with the Office of Personnel Management ("OPM") to provide or arrange health services under the Federal Employee Health Benefit Program ("FEHBP"). The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. The premiums established under the OPM contract are subject to periodic review and audit to determine if they were established in compliance with the community rating and other requirements under the program.

In September, 1998, a pretax charge of approximately $16.5 million was recognized in the Company's financial statements in anticipation of negotiations relating to potential governmental claims for contracts with OPM related to an audit conducted by the Office of Inspector General concerning the Company's participation in FEHBP for the years 1992-1997 related to findings for 1992-1994. In the normal course of business, OPM audits health plans with which it contracts to verify, among other things, that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. While the government's initial on-site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take two to three years.

In addition to claims made by the OPM auditors as part of the normal audit process, OPM may also refer their results to the United States Department of Justice ("DOJ") for potential legal action under the False Claims Act. The DOJ has the authority to file a claim under the False Claims Act if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications. In False Claims Act actions, the government may impose trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim.

The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. There can be no assurance that these negotiations will be concluded satisfactorily, that the audit will not be referred to the DOJ, or that additional, possibly material, liability will be not be incurred. The Company believes that any ultimate liability in excess of amounts accrued would not materially affect the Company's consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future period if resolved unfavorably.

Also reflected in the Company's 1998 results is a $4.8 million write down of certain computer and computer related assets that the Company had identified as being no longer of use and which were discarded or sold.

Investment income decreased $4.4 million due to a decrease in realized gains on sales of marketable equity securities of $5.3 million offset by an increase in interest income due to higher investable balances.

Income tax expense as a percent of pretax income decreased from 32.4 percent in 1997 to 26.1 percent in 1998, in large part due to the relative increase of tax exempt interest income as a percent of pretax income.

The net margin rate decreased from 1.3 percent in 1997 to .8 percent in 1998. This decrease is primarily due to the non-recurring item related to the Company's participation in the FEHBP.

-----------------------------------------------------------------------------
THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated net income (loss) of the Company was $14,489,000 and $(2,768,000) in 1997 and 1996, respectively. Diluted net earnings (loss) per share was $.31 in 1997 as compared to $(.06) in 1996. The increase in earnings is primarily attributable to a decrease in the medical loss ratio for commercial products. The medical loss ratio decreased primarily due to increased efforts by the Company to control medical costs.

Revenue for the year ended December 31, 1997 decreased approximately $22.1 million or 2.0 percent over the year ended December 31, 1996. A 4.4 percent decrease in net average HMO and indemnity enrollment resulted in a decrease of approximately $47.5 million in health premium revenue while a 2.0 percent increase in the average monthly premium per enrollee combined for all products resulted in a $20.2 million increase in health premium revenue.

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries contributed $21.0 million in revenue in 1997 as compared to $20.5 million for 1996. This increase is the result of increasing business volume for these subsidiaries, particularly in the home infusion area, which is largely offset by an increasing relative percentage of business conducted for MAMSI HMO and indemnity members which is eliminated in consolidation. Revenue from life and short-term disability products contributed $5.3 million in 1997 as compared to $3.2 million in 1996.

Medical expenses as a percentage of health premium revenue ("medical loss ratio") decreased to 89.4 percent in 1997 as compared to 92.4 percent for 1996 and, on a per member per month basis, medical expenses decreased 1.4 percent. This decrease is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, expanded activity in specialized subrogation areas and claims review for dual health coverage, the adoption of regionalized and product specific fee maximums for specialists from the delivery network following a continuing intensified peer review analysis. In addition, during 1997, the Company identified certain claims which had been overpaid and recorded as a reduction of medical expenses approximately $12 million relating to claims incurred and paid in 1996.

The administrative expense ratio for 1997 increased to 11.7 percent from 10.7 percent in 1996. This increase is due primarily to increased salaries and expenses in certain administrative areas of the Company, including utilization management claims audit and customer service departments, as well as reduced revenue in 1997.

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

Accounts receivable decreased from $87.9 million at December 31, 1997 to $79.3 million at December 31, 1998. This decrease is primarily due to a reduction in amounts due from the Federal government and a reduction in receivables from customers offset somewhat by increased medical recoverables.

Prepaid expenses, advances and other current assets increased from $19.3 million at December 31, 1997 to $27.0 million at December 31, 1998, principally due to an increase in income taxes receivable and an increase in hospital working capital advances.

Property and equipment decreased from $57.0 million at December 31, 1997 to $45.0 million at December 31, 1998 due to the sale of two office buildings no longer required in the Company's operations and the disposal of certain computer equipment no longer needed.

Short-term investments are marked to market at the end of every quarter and the resulting unrealized gain or loss is reflected in the ending stockholders' equity balance. Accordingly, stockholders' equity at December 31, 1998 reflects an unrealized gain of $1.3 million, net of tax, on the Company's short-term investments.

Medical claims payable increased from $98.3 million at December 31, 1997 to $129.3 million at December 31, 1998 primarily due to increased membership and increased medical expense per member.

Additional paid-in capital decreased from $162.9 million at December 31, 1997 to $138.2 million at December 31, 1998, principally due to activity in the Company's stock compensation trust. This trust is used to provide shares of the Company's stock to meet its stock option plan obligations.

Treasury stock increased from $41.2 million at December 31, 1997 to $75.6 million at December 31, 1998 due to the purchase of approximately 5 million additional shares by the Company.

Deferred tax assets are recognized for deductible temporary differences that, in management's opinion, are more likely than not to be realized in the current or future periods. The Company's history of operating revenue and income growth, and expectation of future operating income, provides strong positive evidence that these deferred tax assets will be realized. A valuation allowance has been recorded for net operating loss carryforwards generated by certain subsidiaries that are not deductible on the Company's consolidated tax return. Management intends to continue to monitor the realizability of deferred tax assets in light of future circumstances and assess the reasonableness of the valuation allowance.

The Company currently has access to total revolving credit facilities of $29.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At December 31, 1998, approximately $1.9 million was drawn against these facilities. In addition, the Company maintains a $12 million letter of credit for the benefit of the North Carolina Insurance Department in support of operations of MAMSI Life and Health Company and a $300,000 letter of credit for the Company's home health subsidiary. While no amounts have been drawn against these letters of credit, they are a reduction of the Company's credit line availability.

Following is a schedule of the  short-term  capital  resources  available to the
Company:

                                                         December 31
(in thousands)                                         1998        1997
                                                     --------------------
Cash and cash equivalents                            $  9,787     $  3,570
Short-term investments                                174,325      152,080
Working capital advances to Maryland hospitals         12,261        9,186
                                                     --------     --------
Total available liquid assets                         196,373      164,836
Credit line availability                               14,855       21,526
                                                     --------     --------
Total short-term capital resources                   $211,228      186,362
                                                     ========     ========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations. The Company sold an office building in April, 1998 at a price of approximately $3 million. In July, 1998, the Company sold another of its office buildings for approximately $9.4 million. The Company's purchase of an approximately 208,000 square foot office building in Frederick, Maryland in 1997, and the resulting consolidation of its service departments in this new facility, made the previously owned buildings unnecessary for the Company's operations.

In 1997, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue ("Y2K"). This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs. As a part of the Company's initial assessment, 1,300 software programs were identified for Y2K review. Of those 1,300, 182 programs were identified as needing modification of which 145 were modified and 37 were determined to be obsolete. To date, the Company has modified the majority of the programs with internal resources diverted from other projects, none of which are critical to the Company's daily operations. Testing and validation of the modified programs is complete. The Company has incurred less than $500,000 to date and does not anticipate significant additional costs to bring the Y2K compliance program to completion. Approximately two-thirds of the Company's critical vendors have indicated Y2K compliance and the Company anticipates completion of this evaluation in the second quarter of 1999. The Company is actively pursuing the remainder for confirmation of Y2K compliance. Based upon the work completed to date, the Company does not anticipate any future material impact on its financial statements. With regard to the Company's most reasonably likely worst case scenario, the Company believes that such scenario involves the possibility that a small number of reports will display incorrect data, a small number of programs may give unusual data and a small number of vendors will not be Y2K compliant. In terms of a contingency plan, the Company believes it has sufficient internal resources to be able to correct such report errors and address non-compliant vendors within a relatively short time frame. If internal resources prove to be insufficient, the Company will engage outside resources. The statements in this paragraph regarding future effects of the year 2000 issue is a forward- looking statement. See "Forward-Looking Information" for a description of risk factors.

At its February, 1998 meeting, the Board of Directors authorized a $20 million stock repurchase program which allowed the Company to purchase its stock on the open market, through block trades, or in private transactions over the succeeding 12 months. On August 3, 1998, the Executive Committee of the Board of Directors (subsequently ratified by the Board of Directors) increased the authorization to purchase up to $40 million of common stock prior to February 25, 1999. The program may be discontinued at any time. As of December 31, 1998, the Company had repurchased 5,043,700 shares of its common stock for a total cost of approximately $34.4 million under the stock repurchase program. On February 25, 1999 the Board of Directors authorized a $20 million stock repurchase program to extend through September 2, 1999.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's financial position or cash flow. The Company has no significant market risk with regard to liabilities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of S-K is contained in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             PAGE
                                                                 ----

Consolidated Balance Sheets as of December 31, 1998 and 1997.....  31

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996...............................  32

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1998, 1997 and 1996...........  33

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996...............................  34

Notes to Consolidated Financial Statements.......................  35

Report of Ernst & Young LLP Independent Auditors.................  54

Selected Quarterly Financial Data for Fiscal Years 1998 and
  1997 (Unaudited)...............................................  55

                                     Mid Atlantic Medical Services, Inc.
                                        Consolidated Balance Sheets

                                                                                     December 31,
(in thousands except share amounts)                                              1998          1997
                                                                               --------      --------
ASSETS
Current assets
  Cash and cash equivalents                                                    $  9,787      $  3,570
  Short-term investments (Note 2)                                               174,325       152,080
  Accounts receivable, net (Note 3)                                              79,258        87,855
  Prepaid expenses, advances and other                                           26,955        19,294
  Deferred income taxes (Note 7)                                                  1,247           303
                                                                               --------      --------
Total current assets                                                            291,572       263,102

Property and equipment, net (Note 4)                                             44,961        56,964
Statutory deposits (Note 2)                                                      14,906        14,854
Other assets                                                                      9,055        10,427
Deferred income taxes (Note 7)                                                    2,281           612
                                                                               --------      --------
    Total assets                                                               $362,775      $345,959
                                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable (Note 5)                                                       $     60      $     60
  Short-term borrowings (Note 5)                                                  1,845         2,249
  Accounts payable                                                               19,071        16,878
  Medical claims payable, net                                                   129,265        98,328
  Deferred premium revenue                                                       17,167        15,722
  Deferred income taxes (Note 7)                                                  1,026         1,800
                                                                               --------      --------
Total current liabilities                                                       168,434       135,037
Notes payable (Note 5)                                                               14            74
Deferred income taxes (Note 7)                                                    3,109         2,541
                                                                               --------      --------
    Total liabilities                                                           171,557       137,652

Stockholders'  equity (Notes 10, 11 and 13)
Common stock, $0.01 par, 100,000,000 shares authorized,
  56,772,502 issued and 49,634,162 outstanding at
  December 31, 1998 and 54,677,862 outstanding at
  December 31, 1997                                                                 567           567
Additional paid-in capital                                                      138,247       162,892
Stock compensation trust (common stock held in trust)                           (68,926)     (101,482)
Treasury stock, 7,138,340 shares at December 31, 1998;
  2,094,640 shares at December 31, 1997                                         (75,623)      (41,211)
Accumulated other comprehensive income (Note 16)                                  1,313           946
Retained earnings                                                               195,640       186,595
                                                                               --------      --------
    Total stockholders' equity                                                  191,218       208,307
                                                                               --------      --------
    Total liabilities and stockholders' equity                                 $362,775      $345,959
                                                                               ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                    Mid Atlantic Medical Services, Inc.
                                   Consolidated Statements of Operations

                                                                            Year Ended December 31,
(in thousands except share amounts)                                    1998          1997          1996
                                                                   ----------     ----------    ---------
Revenue
  Health premium                                                   $1,124,248     $1,051,923    $1,079,223
  Fee and other                                                        20,501         18,351        16,376
  Life and short-term disability premium                                6,876          5,313         3,240
  Home health services                                                 19,962         21,025        20,519
  Investment                                                           10,622         15,041        14,384
  Gain on sale of real estate                                           5,692              0             0
                                                                   ----------     ----------    ----------
Total revenue                                                       1,187,901      1,111,653     1,133,742
                                                                   ----------     ----------    ----------
Expense
  Medical expense
    Referral and ancillary care (Notes 8 and 9)                       437,279        406,840       432,487
    Hospitalization, net of coordination of benefits                  342,852        323,435       349,445
    Primary care (Notes 8 and 9)                                       81,166         83,183       100,692
    Prescription drugs                                                136,767        127,187       115,544
    Reinsurance premiums, net (Note 6)                                    192            (49)         (600)
                                                                   ----------     ----------    ----------
                                                                      998,256        940,596       997,568
                                                                   ----------     ----------    ----------
  Life and short-term disability claims                                 3,760          2,811         2,314
                                                                   ----------     ----------    ----------
  Home health patient services                                         17,755         16,808        17,141
                                                                   ----------     ----------    ----------
  Administrative expense
    Salaries and benefits                                              85,166         80,700        76,627
    Promotion and advertising                                           3,939          3,543         4,182
    Professional services                                               4,066          6,499         5,837
    Facilities, maintenance and supplies                               27,058         26,609        23,398
    Other (including interest expense of $414, $540 and $691)          14,378         12,647        11,610
                                                                   ----------     ----------    ----------
                                                                      134,607        129,998       121,654
                                                                   ----------     ----------    ----------

  Loss on retirement of equipment                                       4,787              0             0
  Federal Employee Health Benefit Program
    Potential Settlement (Note 12)                                     16,500              0             0
                                                                   ----------     ----------    ----------
Total expense                                                       1,175,665      1,090,213     1,138,677
                                                                   ----------     ----------    ----------
Income (loss) before income taxes                                      12,236         21,440        (4,935)
Income tax benefit (expense) (Note 7)                                  (3,191)        (6,951)        2,167
                                                                   ----------     ----------    ----------
Net income (loss)                                                  $    9,045     $   14,489    $   (2,768)
                                                                   ==========     ==========    ==========

Basic earnings (loss) per common share (Note 11)                   $      .20     $      .31     $    (.06)
                                                                   ==========     ==========     =========

Diluted earnings (loss) per common share (Note 11)                 $      .20     $      .31    $     (.06)
                                                                   ==========     ==========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                       Mid Atlantic Medical Services, Inc.
           Consolidated Statements of Changes in Stockholders' Equity

                                                                                           Accumulated
                                                  Additional       Stock                      Other
                                        Common     Paid-In      Compensation   Treasury   Comprehensive  Retained
(in thousands except share amounts)     Stock      Capital         Trust        Stock         Income     Earnings    Total
                                        ------    ----------    ------------   --------   -------------  --------   --------

Balance, December 31, 1995              $  466     $ 40,374                    $   (33)     $  1,535     $174,874   $217,216

Exercise of stock options for
  1,011,175 shares of MAMSI
  common stock                              10        5,682                                                            5,692
Stock option tax benefit                              6,162                                                            6,162
Establishment of Stock
  Compensation Trust for
  9,130,000 shares of MAMSI
  common stock                              91      130,011      $(130,102)
Exercise of stock options
  for 109,300 shares released from
  the Stock Compensation Trust                       (1,011)         1,557                                               546
Adjustment to market value
  for shares held in Stock
  Compensation Trust                                 (7,893)         7,893
Repurchase of 2,048,700 shares of
  MAMSI common stock                                                             (41,178)                             (41,178)

Comprehensive Income:
Net Loss                                                                                                   (2,768)    (2,768)
Other comprehensive income,
  net of tax benefit of $830                                                                  (1,270)                 (1,270)
                                        ------     --------      ---------     --------     --------     --------   --------
Total Comprehensive Income                                                                                            (4,038)
                                                                                                                    --------

Balance, December 31, 1996                 567      173,325       (120,652)     (41,211)         265      172,106    184,400

Exercise of stock options for
  1,061,325 shares released from the
  Stock Compensation Trust                          (10,265)        15,124                                             4,859
Stock option tax benefit                              3,878                                                            3,878
Adjustment to market value for shares
  held in Stock Compensation Trust                   (4,046)         4,046

Comprehensive Income:
Net Income                                                                                                 14,489     14,489
Other comprehensive income,
 net of tax of $444                                                                              681                     681
                                        ------     --------      ---------     --------     --------     --------   --------
Total Comprehensive Income                                                                                            15,170
                                                                                                                    --------
Balance, December 31, 1997                 567      162,892       (101,482)     (41,211)         946      186,595    208,307

Exercise of stock options for
  935,425 shares released from the
  Stock Compensation Trust                           (7,914)        13,330                                             5,416
Stock option tax benefit                              2,495                                                            2,495
Adjustment to market value for shares
  held in Stock Compensation Trust                  (19,226)        19,226
Repurchase of 5,043,700 shares of
  MAMSI common stock                                                            (34,412)                             (34,412)

Comprehensive Income:
Net Income                                                                                                  9,045      9,045
Other comprehensive income
 net of tax of $239                                                                              367                     367
                                        ------     --------      ---------     --------     --------     --------   --------
Total Comprehensive Income                                                                                             9,412

Balance, December 31, 1998              $  567     $138,247      $ (68,926)    $(75,623)    $  1,313     $195,640   $191,218
                                        ======     ========      =========     ========     ========     ========   ========
The accompanying notes are an integral part of these consolidated financial statements.

                                        Mid Atlantic Medical Services, Inc.
                                       Consolidated Statements of Cash Flows

                                                                                  Year  Ended  December  31,
(in thousands)                                                                1998           1997           1996
                                                                            --------       --------       --------
Cash flows from operating activities:
  Net income (loss)                                                         $  9,045       $ 14,489       $ (2,768)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                               10,796         10,179          7,874
  Provision for bad debts                                                         34           (187)         1,728
  Provision for deferred income taxes                                         (2,273)         7,260          2,261
  Gain (loss) on sale and disposal of assets                                    (833)                           13
  Decrease (increase) in accounts receivable                                   8,563        (10,626)       (20,153)
  Decrease (increase) in prepaid expenses, advances and other                 (7,661)        13,029        (23,349)
  Increase (decrease) in accounts payable                                      2,193         (1,877)         3,680
  Increase (decrease) in medical claims payable, net                          30,937        (20,321)        10,159
  Increase in deferred premium revenue                                         1,445          5,243          3,000
                                                                            --------       --------       --------
Total adjustments                                                             43,201          2,700        (14,787)
                                                                            --------       --------       --------
          Net cash provided by (used in) operating activities                 52,246         17,189        (17,555)
                                                                            --------       --------       --------
Cash flows (used in) provided by investing activities:
  Purchases of short-term investments                                       (329,400)      (249,862)      (338,943)
  Sales and maturities of short-term investments                             307,763        253,267        392,219
  Purchases of property and equipment                                         (9,008)       (21,016)       (13,469)
  Purchases of statutory deposits                                               (100)        (8,761)        (2,407)
  Maturities of statutory deposits                                                               10          1,824
  Purchases of other assets                                                     (893)          (406)          (247)
  Proceeds from sale of assets                                                12,574            131            435
                                                                            --------       --------       --------
          Net cash (used in) provided by investing activities                (19,064)       (26,637)        39,412
                                                                            --------       --------       --------
Cash flows provided by (used in) financing activities:
  Principal payments on notes payable                                            (60)           (60)          (210)
  Increase (decrease) in short-term borrowings                                  (404)           276            322
  Exercise of stock options                                                    5,416          4,859          6,238
  Stock option tax benefit                                                     2,495          3,878          6,162
  Purchase of treasury stock                                                 (34,412)                      (41,178)
                                                                            --------       --------       --------
          Net cash provided by (used in) financing activities                (26,965)         8,953        (28,666)
                                                                            --------       --------       --------
Net increase (decrease) in cash and cash equivalents                           6,217           (495)        (6,809)
Cash and cash equivalents at beginning of year                                 3,570          4,065         10,874
                                                                            --------       --------       --------
Cash and cash equivalents at end of year                                    $ 9,787        $  3,570       $  4,065
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

Alliance PPO, LLC ("Alliance") provides a delivery network of physicians (called a preferred provider organization) to employers and insurance companies in association with various health plans.

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

MAJOR CUSTOMERS

A significant portion of the Company's premium revenue is derived from federal, state and local government agencies, including governmental employees and Medicaid and Medicare recipients. For the years ended December 31, 1998, 1997 and 1996, approximately 11% of premium revenue was derived from federal government agencies which is included in the Medicare and Risk segments, and approximately 18%, 25% and 26%, respectively, was derived from state and local government agencies which is included in the Risk segment.

CASH EQUIVALENTS

Floating rate municipal putable bonds, which possess an insignificant risk of loss from changes in interest rates, are held less than three months, are classified as cash equivalents.

SHORT-TERM INVESTMENTS

Short-term investments, consisting principally of marketable equity securities, municipal bonds and tax-free bond funds, are classified as available-for-sale. These securities are carried at fair market value plus accrued interest and any unrealized gains and losses are reported in other comprehensive income, net of the related tax effect. Gains and losses are reported in earnings when realized. Gains and losses on sales of securities are computed using the specific identification method.

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

FEE AND OTHER

Amounts charged to third party payors solely for use of the Company's provider network and its discounted fee-for-service rate structure are recognized as fee revenue. Amounts charged for administrative services only arrangements, entailing only claims payment services and utilization of the provider network without utilization of the Company's primary care physician network and utilization management services, and for which the Company bears no insurance risk, are recognized as fee revenue.

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

EARNINGS (LOSS) PER COMMON SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", resulting in the restatement of earnings per share for all prior periods. Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Shares held in the Company's Stock Compensation Trust (see Note 11) are excluded from the calculation of basic and diluted earnings per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"), which establishes standards for reporting and display of income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted Statement No. 130 as of December 31, 1997 and has presented comprehensive income for all periods presented in the Consolidated Statements of Changes in Stockholders' Equity.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement No. 131"), which changes the way public companies report information about operating segments. Statement No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The Company adopted Statement No. 131 as of December 31, 1997.

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 is effective for years beginning after December 15, 1998. The Company anticipates adopting this statement in the first quarter of 1999 and anticipates that the adoption of SOP 98-1 will not have a material impact on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of Statement No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

RECLASSIFICATIONS

Certain balances in the 1997 financial statements have been reclassified to conform to 1998 presentation.

NOTE 2 - INVESTMENTS

Investments   are  classified   into  two  categories   (available-for-sale   or
held-to-maturity) and are valued based upon this designation. Securities classified as available-for-sale, which include debt and equity securities that the Company does not have the positive intent to hold to maturity, are marked to market with the resulting unrealized gain or loss reflected in other comprehensive income. Securities classified as held-to-maturity, which are debt securities that the Company has both the positive intent and ability to hold to maturity, are carried at amortized cost. The Company classifies its statutory deposits as held-to-maturity with no effect on the recorded value. All other investments are classified as available-for- sale. Management re-evaluates these designations annually. During 1997, statutory deposit investments with an amortized cost of $3,001,000 were released by state regulatory agencies and transferred to the Company's short-term investment portfolio. The unrealized gain at the date of transfer was $94,000.

The following is a summary of available-for-sale and held-to-maturity securities at December 31, 1998 and 1997:

                                                       -----------------------------------------------------
                                                                                1998
                                                       -----------------------------------------------------
                                                                        Gross         Gross        Estimated
(in thousands)                                                       Unrealized     Unrealized       Fair
                                                          Cost          Gains         Losses         Value
                                                       -----------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
Obligations of states and political subdivisions       $ 84,072       $ 1,996        $     -        $ 86,068
Municipal bond funds                                     81,468             1                         81,469
Accrued interest                                          1,210                                        1,210
                                                       --------       -------        -------        --------
Debt securities                                         166,750         1,997              -         168,747
Equity securities                                         5,403           181              6           5,578
                                                       --------       -------        -------        --------

Short-term investments                                 $172,153       $ 2,178        $     6        $174,325
                                                       ========       =======        =======        ========
HELD-TO-MATURITY SECURITIES
U.S. Treasury securities and obligations
  of U.S. government agencies                          $  3,426       $   157        $     -        $  3,583
Obligations of states and political subdivisions         10,626           270                         10,896
Other investments                                           854                                          854
                                                       --------       -------        -------        --------

Statutory deposits                                     $ 14,906       $   427        $     -        $ 15,333
                                                       ========       =======        =======        ========

                                                       -----------------------------------------------------
                                                                                1997
                                                       -----------------------------------------------------
                                                                        Gross         Gross        Estimated
(in thousands)                                                       Unrealized     Unrealized       Fair
                                                          Cost          Gains         Losses         Value
                                                       -----------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
Obligations of states and political subdivisions       $ 85,433       $ 1,615        $    21        $ 87,027
Municipal bond funds                                     15,775                                       15,775
Other debt securities                                       462            46                            508
Accrued interest                                          1,170                                        1,170
                                                       --------       -------        -------        --------
Debt securities                                         102,840         1,661             21         104,480
Equity securities                                        46,220         2,812          2,893          46,139
Mutual funds                                              1,456             5                          1,461
                                                       --------       -------        -------        --------

Short-term investments                                 $150,516       $ 4,478        $ 2,914        $152,080
                                                       ========       =======        =======        ========

HELD-TO-MATURITY SECURITIES
U.S. Treasury securities and obligations
 of U.S. government agencies                           $  3,943       $    85        $     2        $  4,026
Obligations of states and political subdivisions         10,661           187                         10,848
Other investments                                           250                                          250
                                                       --------       -------        -------        --------

Statutory deposits                                     $ 14,854       $   272        $     2        $ 15,124
                                                       ========       =======        =======        ========

For the years ended December 31, 1998 and 1997, marketable equity available-for-sale securities with a fair value at the date of sale of $92,570,000 and $62,804,000, respectively, were sold. The gross realized gains on such sales totaled $5,793,000 and $11,027,000, and the gross realized losses totaled $3,001,000 and $2,935,000 for each of the respective periods. Realized gains and losses are included in investment income. Other sales of short-term investments consisted principally of redemptions from municipal bond funds.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                -------------------------
                                                                Estimated
                                                                  Fair
(in thousands)                                     Cost           Value
                                                -------------------------
AVAILABLE-FOR-SALE
Due in one year or less                         $ 89,634         $ 89,645
Due after one year through five years             39,444           40,370
Due after five years through ten years            23,356           24,003
Due after ten years                               14,316           14,729
                                                --------         --------
Debt securities                                  166,750          168,747
Equity securities                                  5,403            5,578
                                                --------         --------
                                                $172,153         $174,325
                                                ========         ========
HELD-TO-MATURITY
Due in one year or less                         $  2,021         $  2,029
Due after one year through five years              8,802            8,980
Due after five years through ten years             3,579            3,784
Due after ten years                                  504              540
                                                --------         --------
                                                $ 14,906         $ 15,333
                                                ========         ========



NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31:

                                                -------------------------
(in thousands)                                    1998             1997
                                                -------------------------
Premium and fee accounts                        $ 57,399         $ 68,643
Home health service accounts                       5,909            5,466
Medical recoverables                              16,204           11,726
Other                                              4,960            7,200
Less: allowance for doubtful accounts             (5,214)          (5,180)
                                                --------         --------
                                                $ 79,258         $ 87,855
                                                ========         ========

Medical recoverables consist of refunds identified on paid claims. This amount has been recorded as a reduction of medical expense in the consolidated statements of operations. Other receivables consist primarily of amounts due for reinsurance recoveries and pharmacy rebates.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                ------------------------
(in thousands)                                     1998           1997
                                                ------------------------
Land, buildings and improvements                $28,684          $31,355
Computer equipment and software                  28,826           38,757
Office furniture and equipment                   19,498           17,267
Leasehold improvements                              861              688
                                                -------          -------
                                                 77,869           88,067
Less: accumulated depreciation and
  amortization                                  (32,908)         (31,103)
                                                -------          -------
                                                $44,961          $56,964
                                                =======          =======


NOTE 5 - NOTES PAYABLE

Notes payable consists of the following at December 31:

                                                ------------------------
(in thousands)                                     1998            1997
                                                ------------------------
Notes payable                                   $    74          $   134
Current portion                                     (60)             (60)
                                                -------          -------
Noncurrent portion                              $    14          $    74
                                                =======          =======

The noncurrent portion of notes at December 31, 1998 matures in the year 2000.

The Company has access to total line-of-credit and letter-of-credit facilities of $29 million, which are subject to annual renewal. Borrowings bear interest at a rate based on the Federal Funds rate plus .75% - 1.65% and are secured by certain cash balances and short-term investments. At December 31, 1998, approximately $1.85 million was outstanding on one of the lines-of-credit at an interest rate of 6.45% and approximately $12.3 million was outstanding in letters-of-credit.

Interest expense paid in cash during 1998, 1997 and 1996 was approximately $188,000, $538,000 and $688,000, respectively.

NOTE 6 - REINSURANCE

M.D. IPA, OCI, OCCI, OCIPA and MAMSI Life maintain reinsurance coverage to provide for reimbursement of claims in excess of certain limits. Reinsurance for health claims generally covers 80% of all hospital costs in excess of a deductible amount per enrollee per year (subject to a $2,000,000 maximum lifetime reinsurance limit per person) but excludes coverage of costs in excess of certain per diem rates. The deductible per enrollee is $200,000. Reinsurance for life and accidental death claims generally covers all settlements in excess of $50,000 per person subject to a $2,500,000 maximum recovery per person. Reinsurance recoveries for the years ended December 31, 1998, 1997 and 1996 were approximately $1,597,000, $2,045,000 and $2,288,000, respectively. In the consolidated statements of operations, reinsurance premiums are shown net of the related recoveries.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31:

                                                --------------------------
(in thousands)                                    1998              1997
                                                --------------------------
Deferred tax liabilities:
  Accelerated depreciation                      $ 2,664            $ 3,422
  Receivable valuation adjustments                4,460              3,314
  Unrealized investment gains                       859                618
                                                -------            -------
Total deferred tax liabilities                    7,983              7,354
                                                -------            -------
Deferred tax assets:
  Accrued medical expenses                        3,429              3,259
  Premium revenue adjustments                     2,975                784
  State net operating losses                      2,449                256
  Accrued pension expenses                        1,263                915
  Other                                            (450)              (224)
                                                -------            -------
Total deferred tax assets                         9,666              4,990
Valuation allowance for deferred tax assets      (2,290)            (1,062)
                                                -------            -------
Net deferred tax assets                           7,376              3,928
                                                -------            -------
                                                $ (607)            $(3,426)
                                                =======            =======
Included in the consolidated balance sheets:

  Current assets - deferred income taxes        $ 1,247            $   303
  Non-current assets - deferred income taxes      2,281                612
  Current liabilities - deferred income taxes    (1,026)            (1,800)
  Non-current liabilities - deferred
    income taxes                                 (3,109)            (2,541)
                                                -------            -------
  Net deferred tax liability                    $  (607)           $(3,426)
                                                =======            =======

Significant components of the provision for income taxes attributable to continuing operations are as follows for the years ended December 31:

                                                ---------------------------------------
(in thousands)                                     1998            1997          1996
                                                ---------------------------------------
Current:
  Federal                                       $   4,105      $  (1,363)     $  (4,239)
  State                                             1,359          1,054           (189)
                                                ---------      ---------      ---------
  Total current                                     5,464           (309)        (4,428)
                                                ---------      ---------      ---------
Deferred:
  Federal                                          (1,250)         7,279          1,828
  State                                            (1,023)           (19)           433
                                                ---------      ---------      ---------
  Total deferred                                   (2,273)         7,260          2,261
                                                ---------      ---------      ---------
                                                $   3,191      $   6,951      $  (2,167)
                                                =========      =========      =========


The Company's tax provision differs from the statutory rate for Federal income taxes for the years ended December 31 as follows:

                                                -------------------------------------
(in thousands)                                     1998          1997          1996
                                                -------------------------------------
Statutory rate (35%)                            $ 4,282        $ 7,504         (1,727)
Tax-exempt interest                              (1,369)        (1,582)        (1,912)
State income taxes, net of Federal benefit         (580)           461           (254)
Increase in valuation allowance for
  deferred tax assets                             1,228            325            634
Other non-deductible items                          526            575            785
Other, net                                         (896)          (332)           307
                                                -------        -------        -------
                                                $ 3,191        $ 6,951        $(2,167)
                                                =======        =======        =======

Total tax deposits made by the Company in 1998, 1997 and 1996 were approximately $6,870,000, $2,461,000 and $10,320,000, respectively.

NOTE 8 - RISK POOL WITHHOLDINGS

Prior to July 1, 1996, contracts with participating physicians allowed for withholdings generally ranging from 5% to 15% from primary care physicians and participating specialists on capitation and fee-for-service payments. The withheld amounts ultimately paid back to providers is generally less than the total amount withheld. Withheld liabilities and related medical expenses were reduced by $14,535,000 in 1996 to reflect amounts not returned to providers. Commencing July 1, 1996, the Company, pursuant to state law changes, discontinued withholding from payments in substantially all areas of operations. Amounts placed in such risk pools, in jurisdictions where it is still permitted, were insignificant in 1998 and 1997.

NOTE 9 - RELATED PARTIES

For the years ended December 31, 1998, 1997 and 1996, certain members of the Boards of Directors of MAMSI and subsidiary corporations who are also participating physicians provided medical services to enrollees totaling $4,430,000, $6,103,000 and $8,406,000, respectively, which represents approximately 1% in 1998 and 1997, and 2% in 1996 of payments to all physicians. Board members are remunerated at the same contractual level as all other participating physicians and are selected by enrollees to render medical services under the same guidelines as all other participating physicians.

NOTE 10 - EMPLOYEE BENEFIT PLANS

PENSION PLANS

The Company has a defined contribution 401(k) savings plan covering all full-time employees. Employees are allowed to contribute up to 10% of their pretax earnings annually and the Company makes a matching contribution of 50% on the first 4% of contributions made by employees. Employees vest immediately in the employee contributions and ratably over six years in the Company contributions. During 1998, 1997 and 1996, the Company's contribution to the 401(k) plan aggregated $681,000, $577,000 and $540,000, respectively.

In accordance with a personal service contract negotiated by the Company, its former Chairman is entitled to supplemental pension benefits based upon years of service and attained salary levels. Expense recognized related to this plan was $818,000 in 1996. During 1997, the service contract was renegotiated, at which time the supplemental pension benefits package was amended to include a fixed payment benefit of $450,000 per year for a fixed term of 15 years. The reduction in pension expense recognized in 1997 related to this change was approximately $1.1 million. During 1998, certain one-time elections which reduced the fixed benefit payable to $250,000 per year, were made under the agreement which caused 1998 pension expense to be reduced by approximately $880,000.

STOCK OPTION PLANS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 prescribes accounting and reporting standards for all stock based compensation plans. Statement 123 requires that the Company either adopt the fair value method of accounting for its stock option plans or continue to apply the existing accounting rules but provide supplemental pro forma disclosures as if the new rules had been adopted. The Company elected to follow the existing rules and make the required pro forma disclosures for the first time, in its 1996 consolidated financial statements. Although Statement 123 first became effective in 1996, it requires that the pro forma disclosures include the effects of all awards granted in fiscal years beginning after December 15, 1994, the majority of which were issued under the Company's 1995-1998 stock option plans.

Pro forma information regarding net income and earnings per share are required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.6%, 6.4%, and 6.3%; volatility factors of the expected market price of the Company's common stock of .42, .42, and .47 and a weighted average life of the options of 3 years. The Company anticipates that it will declare no dividends.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except share amounts):

                                                 1998        1997         1996
                                                ------      ------      -------

Pro forma net income (loss)                     $1,502      $9,007      $(8,409)
Pro forma basic earnings (loss) per share          .03         .19         (.18)
Pro forma diluted earnings (loss) per share        .03         .19         (.18)

In each year 1990 through 1996 and 1998, MAMSI implemented a non-qualified stock option plan whereby options for the purchase of shares of common stock may be granted to directors, officers and employees of the Company. Shares authorized under the plans total 17,000,000. Options under the plans generally vest over a three-year period and are exercisable at 100% of the fair market value per share on the date the options are granted. The Company accounts for these stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense for these stock option grants. Transactions relating to the 1990 - 1996 plans and the 1998 plan through 1998 are summarized as follows:

                                              1998                       1997                       1996
                                     -----------------------    -----------------------    -----------------------
                                                    Weighted                   Weighted                   Weighted
                                                    Average                    Average                    Average
                                        1998        Exercise       1997        Exercise       1996        Exercise
                                       Shares        Price        Shares        Price        Shares        Price
                                       ------       --------      ------       --------      ------       --------

Outstanding, January 1               8,099,231      $ 17.76     8,864,021      $ 17.02     7,400,405      $ 14.94
Granted                              6,304,558      $ 14.77     1,128,500      $ 12.79     3,122,371      $ 17.72
Exercised                             (935,425)     $  5.79    (1,061,325)     $  4.58    (1,120,475)     $  5.57
Forfeited                           (5,555,240)     $ 20.34      (831,965)     $ 19.92      (538,280)     $ 20.67
                                     ---------                  ---------                  ---------
Outstanding, December 31             7,913,124      $ 14.98     8,099,231      $ 17.76     8,864,021      $ 17.02
                                     =========                  =========                  =========
Available for grant, end of year     1,766,751                  1,188,744                  1,494,829
Exercisable, end of year             1,608,139                  4,887,992                  4,107,450
Option price range for exercised
  shares                             $4.54-$12.63               $3.29-14.75                $2.58-22.38
Option price range at end of year    $5.00-$27.13               $4.54-28.50                $3.29-28.50
Weighted average fair value of
  options granted during year          $4.49                      $4.26                      $7.32


                              OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
-----------------------------------------------------------------------------     --------------------------------

                        Outstanding     Weighted-Average                          Exercisable
      Range of             as of           Remaining         Weighted-Average        as of        Weighted-Average
   Exercise Prices      12/31/1998      Contractual Life      Exercise Price      12/31/1998       Exercise Price
-------------------     -----------     ----------------     ----------------     -----------     ----------------
 $5.00 - $10.00           236,337             4.7               $ 7.07                3,750          $ 9.56
$10.01 - $15.00         2,868,341             3.8               $12.70              990,000          $12.74
$15.01 - $20.00         4,609,546             2.4               $16.28              415,489          $18.31
$20.01 - $25.00               900             2.2               $23.75                  900          $23.75
$25.01 - $27.13           198,000             0.3               $27.13              198,000          $27.13
                        ---------         -------               ------            ---------          ------
                        7,913,124             2.9               $14.98            1,608,139          $15.95
                        =========         =======               ======            =========          ======


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

The Company has an incentive compensation plan whereby managers receive bonuses based upon the annual operating results of the Company. During 1998, incentive compensation expense was approximately $800,000 which was paid to employees below the level of Vice President. No management bonus was earned in 1997 or 1996. In addition, certain individuals receive a cash bonus based upon the achievement of certain measurable criteria other than the annual operating results of the Company. These bonus amounts are not significant.

NOTE 11 - COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share:

                                                -----------------------------------------
                                                    1998           1997           1996
                                                -----------------------------------------
Numerator:
  Net income (loss)                             $ 9,045,000    $14,489,000    $(2,768,000)

Denominator:
  Denominator for basic earnings per share
    - weighted average shares                    45,407,006     46,273,484     45,978,864
  Dilutive securities - employee stock options       66,989        612,182              0
  Denominator for diluted earnings per share
    - adjusted weighted average shares           45,473,995     46,885,666     45,978,864


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

On January 11, 1999 the SCT purchased an additional 1,500,000 shares of the Company's common stock for approximately $18,000,000. The existing promissory note has been modified to reflect this purchase.

For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheet. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital. At December 31, 1998, 1997 and 1996, the SCT held 7,023,950, 7,959,375 and 9,020,700 shares of common stock at a fair market value of approximately $68.9, $101.5 and $120.7 million, respectively.

Shares held by the SCT are excluded from weighted average shares outstanding used in the computation of income or loss per common share.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office space under the terms of noncancellable operating leases that expire at various dates through 2000. Rent expense relating to these operating leases approximated $3,502,000, $3,552,000 and $3,316,000 in 1998, 1997 and 1996, respectively.

Future minimum lease commitments under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

1999                   $ 2,907
2000                     1,505
2001                       719
2002                       397
2003                       203
                       -------
                       $ 5,731
                       =======

During the quarter ended March 31, 1998, the Company became involved in a dispute with the Maryland Insurance Administration ("MIA") concerning the construction and application of Section 15-1008 of the Maryland Insurance
Article. The law limits the time within which a carrier may retroactively collect money owed by providers to the carrier by using the device of offsetting future payments to providers with the amount owed by the provider to the carrier. The law does not affect the right of carriers to otherwise recover monies owed. The Company construed the law to be applicable to claims paid on or after October 1, 1997. The MIA construed the law to apply to retroactive adjustments made on or after October 1, 1997 and the MIA has ordered the Company to abide by its construction of the law. The Company has not yet decided whether to appeal. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements as the MIA's current position affects the method of collection of the claims reversals, rather than the Company's legal right to the refunds.

On February 18, 1999, certain providers filed a class action lawsuit in the Circuit Court for Anne Arundel County, Maryland concerning the construction and application of Section 15-1008 of the Maryland Insurance Article. The complaint requests an accounting of claims' payments, injunctive relief and punitive damages. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements as the MIA's current position affects the method of collection of the claims reversals, rather than the Company's legal right to the refunds.

M.D. IPA contracts with the Office of Personnel Management ("OPM") to provide or arrange health services under the Federal Employee Health Benefit Program ("FEHBP"). The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. The premiums established under the OPM contract are subject to periodic review and audit to determine, if they were established in compliance with the community rating and other requirements under the program.

In September, 1998, a pretax charge of approximately $16.5 million which includes approximately $4.4 million of interest, was recognized in the Company's financial statements in anticipation of negotiations relating to potential governmental claims for contracts with OPM related to an audit conducted by the Office of Inspector General concerning the Company's participation in FEHBP for the years 1992-1997 related to findings for years 1992-1994. In the normal course of business, OPM audits health plans with which it contracts to verify, among other things, that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. While the government's initial on-site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take two to three years.

In addition to claims made by the OPM auditors as part of the normal audit process, OPM may also refer their results to the United States Department of Justice ("DOJ") for potential legal action under the False Claims Act. The DOJ has the authority to file a claim under the False Claims Act if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications. In False Claims Act actions, the government may impose trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim.

The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. There can be no assurance that these negotiations will be concluded satisfactorily, that the audit will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. The Company believes that any ultimate liability in excess of amounts accrued would not materially affect the Company's consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future period if resolved unfavorably.

The Company is involved in other various legal actions arising in the normal course of business, some of which seek substantial monetary damages. After review, including consultation with legal counsel, management believes any ultimate liability that could arise from these other actions will not materially effect the Company's consolidated financial position or results of operations.

NOTE 13 - STATUTORY REQUIREMENTS

M.D. IPA, OCI, OCCI and OCIPA are subject to insurance department regulations in the states in which they are licensed. MAMSI Life is subject to insurance department regulations in Maryland, its state of domicile.

Minimum required statutory net worth and actual statutory net worth are as follows:

                              1998                              1997
                   --------------------------        --------------------------
                     Minimum         Actual            Minimum         Actual
                   ----------     -----------        ----------     -----------
M.D. IPA           $3,000,000     $42,000,000        $3,000,000     $43,300,000
OCI                 3,000,000      56,000,000         3,000,000      49,800,000
MLH                   500,000      34,500,000           500,000      28,300,000
OCCI                2,500,000       2,900,000         2,500,000       1,800,000
OCIPA               1,500,000       2,400,000         1,500,000       2,700,000

M.D. IPA, OCI, OCCI, OCIPA and MAMSI Life were in compliance with state depository rules at December 31, 1998 and 1997. OCCI failed to meet its net worth requirement of $2.5 million and working capital requirement of $1.6 million at December 31, 1997. In February, 1998, additional capital was provided so that each of these requirements was met. MAMSI Life was in compliance with the applicable risk-based capital requirements for life and health insurance companies at December 31, 1998 and 1997, and M.D. IPA, OCI, OCCI and OCIPA were in compliance with the applicable newly enacted risk-based capital requirements at December 31, 1998. These MAMSI subsidiaries must notify state regulators before the payment of any dividends to MAMSI and, in certain circumstances, must receive positive affirmation prior to such payment.

NOTE 14 - RISK CONCENTRATIONS

Financial instruments that potentially subject the Company to credit risk consist primarily of investments in marketable securities (including money market funds, floating rate municipal putable bonds, intermediate term municipal bonds, and common stocks) and premiums receivable. The Company receives advice through or assigns direct management of short-term investments in marketable securities to professional investment managers selected for their expertise in various markets, within guidelines established by the Board of Directors. These guidelines include broad diversification of investments. Concentrations of credit risk and business volume with respect to commercial premiums receivable are generally limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1998, approximately 16% of premium and home health service receivables were due from federal government agencies. The Company performs ongoing credit evaluations of customers and generally does not require collateral.

NOTE 15 - REPORTABLE SEGMENTS

Effective  January  1,  1998,  the  Company  adopted  the  Financial  Accounting
Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

The Company has three reportable segments: Commercial risk products, Medicare products and Preferred Provider Organizations (PPO). Commercial risk products include traditional HMO and point of service health care plans as well as hybrid products. Traditional products provide for the provision of comprehensive medical care to enrollees for a fixed, prepaid premium regardless of the amount of care provided. Hybrid products offer the ability to tailor employee health care offerings by varying benefit designs, funding methods and insurance risk. These products combine the use of capitated physicians to serve as gatekeepers, employer funding of specialist and institutional claims on an "as paid" basis with MAMSI's underwriting of risk on a specific and/or aggregate stop loss basis. The Medicare product is health coverage offered to Title XVIII Medicare recipients. Under a contractual arrangement with the United States Health Care Financing Administration ("HCFA"), the Company receives a monthly premium for which the Company provides comprehensive medical coverage to those individuals. Effective January 1, 1999, the Company will no longer participate in the Medicare program. The PPO product provides a delivery network of physicians to employers and insurance companies in association with various health plans. PPOs allow enrollees to receive care from participating physicians at contractually negotiated rates. A PPO does not assume any financial risk from medical utilization nor does it typically process claims payments to providers.

MEASUREMENT OF SEGMENT PROFIT OR LOSS

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Management does not allocate assets in the measurement of segment profit or loss; therefore, jointly used assets are not allocated to the reportable segments.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because of the range of benefit plans offered for providing health care coverage to enrollees.


REPORTABLE SEGMENTS
                                                       -----------------------------------------------------------------
(in thousands)                                            Risk       Medicare        PPO        All Other       Totals
                                                       -----------------------------------------------------------------
Year ended December 31, 1998:

Revenue from external customers                        $1,040,701     $46,414      $20,501      $ 63,971      $1,171,587

Segment profit (loss)                                      13,251      (6,778)      10,748           519          17,740

                                                       -----------------------------------------------------------------
(in thousands)                                            Risk       Medicare        PPO        All Other       Totals
                                                       -----------------------------------------------------------------
Year ended December 31, 1997:

Revenue from external customers                        $  917,613     $53,665      $18,351      $106,983      $1,096,612

Segment profit (loss)                                       7,282     (14,799)       9,543         5,095           7,121

                                                       -----------------------------------------------------------------
(in thousands)                                            Risk       Medicare        PPO        All Other       Totals
                                                       -----------------------------------------------------------------
Year ended December 31, 1996:

Revenue from external customers                        $  878,060     $55,542      $16,376      $169,380      $1,119,358

Segment profit (loss)                                        (743)    (25,555)       9,171        (2,048)        (19,175)


The sources of revenue included in the All Other category are composed primarily of Medicaid and miscellaneous. All revenue is generated within the United States.

                                                                --------------------------------------------
(in thousands)                                                     1998              1997             1996
                                                                --------------------------------------------
Revenues

Total external revenues for reportable segments                 $1,107,616       $  989,629       $  949,978

Other revenues                                                      63,971          106,983          169,380

Investment revenue not allocated                                    10,622           15,041           14,384

Gain on sale of real estate                                          5,692
                                                                ----------       ----------       ----------
     Total consolidated revenues                                $1,187,901       $1,111,653       $1,133,742
                                                                ==========       ==========       ==========

Pretax Profit or Loss

Total profit or loss from reportable segments                   $   17,221       $    2,026       $  (17,127)

Other profit or loss                                                   519            5,095           (2,048)

Net investment income not allocated                                 10,091           14,319           14,240

Gain on sale of real estate                                          5,692

Federal Employee Health Benefit Program
 potential settlement                                              (16,500)

Loss on retirement of equipment                                     (4,787)
                                                                ----------       ----------       ----------
     Total consolidated pretax profit (loss)                    $   12,236       $   21,440       $   (4,935)
                                                                ==========       ==========       ==========

NOTE 16 - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to the adoption were reported separately in the stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities net-of-tax were as follows:

                                                                -----------------------------------------
(in thousands)                                                    1998             1997             1996
                                                                -----------------------------------------

Unrealized holding gains arising during period                  $ 2,055          $ 5,573          $ 2,296

Less: Reclassification adjustment for
  net gains included in net income                                1,688            4,892            3,566
                                                                -------          -------          -------

Net unrealized gain (loss) recognized in
 other comprehensive income                                     $   367          $   681          $(1,270)
                                                                =======          =======          =======

                         Report of Independent Auditors

Board of Directors and Stockholders
Mid Atlantic Medical Services, Inc.


We have audited the accompanying consolidated balance sheets of Mid Atlantic Medical Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid Atlantic Medical Services, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ Ernst & Young LLP
                                          ----------------------
                                          Ernst & Young LLP



Washington, D.C.
February 24, 1999

SELECTED QUARTERLY FINANCIAL DATA FOR FISCAL YEARS 1998 AND 1997

                                    1998      1998      1998      1998      1997      1997      1997      1997
                                    First    Second     Third    Fourth     First    Second     Third    Fourth
                                   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                   -------   -------   -------   -------   -------   -------   -------   -------
                                                             (in thousands except share amounts)
                                                                           (unaudited)

Revenue                            $289,502  $294,225  $299,546  $304,628  $283,165  $282,443  $269,875  $276,170
Expense                             278,843   288,496   310,685   297,641   281,856   278,014   262,685   267,658

Income (loss) before income taxes    10,659     5,729   (11,139)    6,987     1,309     4,429     7,190     8,512
Net income (loss)                     6,690     3,585    (6,743)    5,513       806     2,788     4,726     6,169

Basic earnings (loss) per share         .14       .08      (.15)      .13       .02       .06       .10       .13
Diluted earnings (loss) per share       .14       .08      (.15)      .13       .02       .06       .10       .13




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                          Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to "Directors and Executive Officers" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 26, 1999.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to "Directors and Executive Officers -- Directors' Compensation" and "Executive Management Compensation" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 26, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to "Stock Owned by Management" and "Principal Stockholders" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 26, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to "Executive Management Compensation" in the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 26, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                        PAGE
                                                                  ----
Consolidated Balance Sheets as of December 31, 1998 and 1997 ... 31 Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996 .............................    32
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1998, 1997 and 1996 .........    33
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996 .............................    34
Notes to Consolidated Financial Statements .....................    35
Report of Ernst & Young LLP Independent Auditors ...............    54

(a)(2) and (d)
INDEX TO FINANCIAL STATEMENT SCHEDULE                             PAGE
                                                                  ----
II - Valuation and Qualifying Accounts as of December 31,
       1998, 1997 and 1996 .....................................    58

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
                ========       ========          ========       ========        ========

Valuation allowance - deferred tax assets

                $    128       $                 $    634       $               $    762
                ========       ========          ========       ========        ========

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts - accounts receivable

                $  5,366       $                 $    (93)(1)   $    (93)       $  5,180
                ========       ========          ========       ========        ========

Valuation allowance - deferred tax assets

                $    762       $                 $    325       $    (25)       $  1,062
                ========       ========          ========       ========        ========

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts - accounts receivable

                $  5,180       $    143          $   (309)(1)   $    200        $ 5,214
                ========       ========          ========       ========        =======

Valuation allowance - deferred tax assets

                $  1,062       $  1,228          $              $               $ 2,290
                ========       ========          ========       ========        =======


(1) The changes to the allowance were charged to premium revenue.

(a)(3)
EXHIBITS

See the Exhibit Index on pages 62-63 of this Form 10-K.

(b)
REPORTS ON FORM 8-K

None.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by undersigned thereunto duly authorized.


      MID ATLANTIC MEDICAL SERVICES, INC. ("MAMSI")
      (Registrant)

      By: /s/ Mark D. Groban, M.D.                  3/29/99
         --------------------------------------------------
         Mark D. Groban, M.D.                          Date
         Chairman of the Board and Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: /s/ Thomas P. Barbera                     3/29/99
         --------------------------------------------------
         Thomas P. Barbera                           Date
         Vice Chairman of the Board, President,Chief Executive Officer and Director

      By: /s/ Francis C. Bruno, M.D.                3/29/99
         ---------------------------------------------------
         Francis C. Bruno, M.D.                       Date
         Director

      By: /s/ John H. Cook, III, M.D.               3/29/99
         ---------------------------------------------------
         John H. Cook, III, M.D.                      Date
         Director

      By: /s/ Raymond H. Cypess, D.V.M., Ph.D.      3/29/99
         ---------------------------------------------------
         Raymond H. Cypess, D.V.M., Ph.D.             Date
         Director

      By: /s/ Stanley M. Dahlman, Ph.D.             3/29/99
         --------------------------------------------------
         Stanley M. Dahlman, Ph.D.                    Date
         Director

      By: /s/ Robert E. Foss                        3/29/99
         --------------------------------------------------
         Robert E. Foss                                Date
         Senior Executive Vice President and Chief Financial Officer and
         Director
         (Principal Financial Officer)

      By: /s/ Mark D. Groban, M.D.                  3/29/99
         --------------------------------------------------
         Mark D. Groban, M.D.                          Date
         Chairman of the Board and Director
         (Principal Executive Officer)

      By: /s/ Christopher E. Mackail                3/29/99
         --------------------------------------------------
         Christopher E. Mackail                        Date
         Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

      By: /s/ John P. Mamana, M.D.                  3/29/99
         --------------------------------------------------
         John P. Mamana, M.D.                          Date
         Director

      By: /s/ William M. Mayer, M.D.                3/29/99
         --------------------------------------------------
         William M. Mayer, M.D.                        Date
         Director

      By: /s/ Edward J. Muhl                        3/29/99
         --------------------------------------------------
         Edward J. Muhl                                Date
         Director

      By: /s/ Gretchen P. Murdza                    3/29/99
         --------------------------------------------------
         Gretchen P. Murdza                            Date
         Chief Executive Officer of Homecare and Pharmacy
         Subsidiaries and Director

      By: /s/ James A. Wild                         3/29/99
         --------------------------------------------------
         James A. Wild                                 Date
         Director

(a)(3), (b) and (c) List of Exhibits.


                                  EXHIBIT INDEX
                                                                             Location of Exhibit
Exhibit                                                                        in Sequential
Number     Description of Document                                             Numbering System
-------    -----------------------                                           -------------------
 3.1       Copy of Certificate of Incorporation of MAMSI dated
           October 7, 1986..........................................................(1)
 3.2       Copy of Certificate of Amendment of MAMSI Certificate of
           Incorporation dated April 23, 1990.......................................(4)
 3.3       Amended and Restated By-laws of MAMSI as of February 25, 1999............
 3.4       Copy of Certificate of Amendment of MAMSI Certificate of
           Incorporation dated June 2, 1994.........................................(4)
10.5       Copy of Agreement between M.D. IPA and the United States
           Secretary of Health and Human Services dated December 20, 1985...........(1)
10.20      Copy of Amendments to Agreement between M.D. IPA and the United
           States Secretary of Health and Human Services dated December 24, 1987....(3)
10.26      1990 Non-Qualified Stock Option Plan.....................................(4)
10.27      Copy of 1990 Non-Qualified Stock Option Letter sent to Key Employees.....(4)
10.32      Copy of Contract between George T. Jochum and M.D. IPA for the period
           January 1, 1991 through January 1, 1994..................................(4)
10.35      1991 Non-Qualified Stock Option Plan.....................................(4)
10.36      Copy of 1991 Non-Qualified Stock Option Letter sent to Key Employees.....(4)
10.41      Copy of Agreement between M.D. IPA and Surgical Care Affiliates, Inc., dated April 22, 1985.....................................................(4)
10.44      1992 Non-Qualified Stock Option Plan.....................................(4)
10.45      Copy of 1992 Non-Qualified Stock Option Letter sent to Key Employees.....(4)
10.48      Equipment Term Loan Agreement with Signet Bank dated March 25, 1991......(4)
10.50      Amendment to Revolving Loan Agreement with Signet Bank dated
           June 19, 1991............................................................(4)
10.53      Amendments to the Stock Option Plans effective May 15, 1991..............(4)
10.54      Summary Plan Description of the Employees Cash or Deferred Profit
           Sharing (401k) Plan dated October, 1991..................................(4)
10.55      Defined Benefit Plan Agreement with the Principal Financial Group which was approved September 12, 1991..........................................(4)
10.57      Mortgage and Loan Agreement with Aid Association for Lutherans dated
           October 4, 1990..........................................................(4)
10.60      1993 Non-Qualified Stock Option Plan.....................................(11)
10.61      1993 Non-Qualified Stock Option Letter Sent to Key Employees.............(11)
10.62      1992 Amendment to Employment Agreement Between George T. Jochum and
           the Company..............................................................(11)
10.65      Agreement to Purchase 2301 Research Boulevard dated September 30, 1993...(2)
10.66      1994 Management Bonus Program............................................(3)
10.67      1994 Non-Qualified Stock Option Plan.....................................(3)
10.68      1994 Non-Qualified Stock Option Letter sent to Key Employees.............(3)
10.69      Revolving Loan Agreement with Signet Bank dated September 30, 1993.......(3)
10.71      Agreement between OCI and the State of Maryland governing the Medical
           Assistance Program ("Medicaid") dated August 5, 1993.....................(3)
10.72      List of States in which MAMSI Life is Licensed to Operate................(3)
10.73      1995 Management Bonus Program............................................(4)
10.74      1995 Non-Qualified Stock Option Plan.....................................(4)
10.75      1995 Non-Qualified Stock Option Plan letter sent to Key Employees........(4)
10.76      Agreement between OCI and the Commonwealth of Virginia governing the
           Medical Assistance Program ("Medicaid") dated May 27, 1994...............(4)
10.77      1995 Amendment to Employment Agreement between George T. Jochum and the Company..............................................................(5)
10.78      1996 Management Bonus Program............................................(5)
10.79      1996 Non-Qualified Stock Option Plan.....................................(5)
10.80      Form of Agreement between MAMSI and Employees Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(5)
10.81      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(5)
10.82      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1996 Non-Qualified Stock Option Plan...................(5)
10         Amended and Restated Compensation Trust Agreement dated
           December 20, 1996........................................................(7)
10.1       Amended and Restated Common Stock Purchase Agreement dated
           December 20, 1996........................................................(7)
10.2       Replacement Promissory Note dated December 20, 1996......................(7)
10.83      1997 Management Bonus Program............................................(8)







10.84      Form of Non-Qualified Stock Option Agreement for Options Granted
           under 1991, 1992, 1993, 1994 and 1995 Non-Qualified Stock Option Plan....(9)
10.85      Agreement of Purchase of Real Property by Mid-Atlantic
           Medical Services, Inc....................................................(10)
10.86      1997 Amendment to Employment Agreement between George T. Jochum and the Company..........................................................(11)
10.87      1998 Non-Qualified Stock Option Plan.....................................(11)
10.88      1998 Senior Management Bonus Plan........................................(11)
10.89      1998 Management Bonus Plan...............................................(11)
10.90      Amendment to 1994 Non-Qualified Stock Option Plan........................(11)
10.91      Amendment to 1995 Non-Qualified Stock Option Plan........................(11)
10.92      Amendment to 1996 Non-Qualified Stock Option Plan........................(11)
10.93      1999 Employment Agreement Between George T. Jochum and the Company.......(11)
10.94      Form of Agreement between MAMSI and Employees Granting Options under the 1998 Non-Qualified Stock Option Plan...........................(12)
10.95      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1998 Non-Qualified Stock Option Plan...........................(12)
10.96      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1998 Non-Qualified Stock Option Plan...................(12)
10.97      Memorandum to Employees and Form for Election Of Exchange
           and Repricing of Stock Options...........................................(12)
10.98      Agreement of Purchase and Sale of Real Estate............................(13)
10.981     1999 Non-Qualified Stock Option Plan.....................................
10.982     1999 Senior Management Bonus Plan........................................
10.983     1999 Management Bonus Plan...............................................
10.984     Amended and Restated Stock Compensation Trust Agreement
           dated January 11, 1999...................................................
10.985     Common Stock Purchase Agreement dated January 11, 1999...................
10.986     Allonge to Replacement Promissory Note dated January 11, 1999............
10.987     Employment Agreement between the Company and Mark D. Groban..............
10.988     Employment Agreement between the Company and Thomas P. Barbera...........
10.989     Employment Agreement between the Company and Robert E. Foss..............
10.990     Form of Executive Employment Agreement between the Company and Executive Staff......................................................
10.991     Form of Agreement between MAMSI and Employees Granting Options under the 1999 Non-Qualified Stock Option Plan...........................
10.992     Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1999 Non-Qualified Stock Option Plan...................
21         Subsidiaries of the Company..............................................
23         Consent of Independent Auditors..........................................
27         Financial Data Schedule..................................................

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

(5) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act on Form 10-Q for the Quarterly Period Ended March 31, 1995.

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

(11) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1997.

(12) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act on Form 10-Q for the quarterly Period March 31, 1998.

(13) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act on Form 10-Q for the Quarterly Period Ended September 30, 1998.