Form 10-K/A
period 1998-12-31
MID ATLANTIC MEDICAL SERVICES INC
filed 1999-04-05
CIK 805037

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                   FORM 10-K/A

                         AMENDMENT NUMBER 1 TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


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

                       DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Registrant's annual meeting of shareholders to be held on April 26, 1999 is incorporated by reference into Part III of this Form 10-K, as supplemented by supplement dated April 2, 1999.

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

The  page numbers listed above refer to the original Form 10-K filing.

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

(a)(3)
EXHIBITS

See the Exhibit Index on pages 7-9 of this Form 10-K/A.

(b)
REPORTS ON FORM 8-K

None.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, and Rule 12b-15 under the Exchange Act, the registrant has caused this report to be signed on its behalf by undersigned thereunto duly authorized.


      MID ATLANTIC MEDICAL SERVICES, INC. ("MAMSI")
      (Registrant)

      By: /s/  Robert E. Foss                   4/05/99
         --------------------------------------------------
        Robert E. Foss                                Date
         Senior Executive Vice President and Chief Financial Officer and
         Director
         (Principal Financial Officer)

(a)(3), (b) and (c) List of Exhibits.


                                  EXHIBIT INDEX
                                                                             Location of Exhibit
Exhibit                                                                        in Sequential
Number     Description of Document                                             Numbering System
-------    -----------------------                                           -------------------
 3.1       Copy of Certificate of Incorporation of MAMSI dated
           October 7, 1986..........................................................(1)
 3.2       Copy of Certificate of Amendment of MAMSI Certificate of
           Incorporation dated April 23, 1990.......................................(4)
 3.3       Amended and Restated By-laws of MAMSI as of February 25, 1999............(14)
 3.4       Copy of Certificate of Amendment of MAMSI Certificate of
           Incorporation dated June 2, 1994.........................................(4)
10.5       Copy of Agreement between M.D. IPA and the United States
           Secretary of Health and Human Services dated December 20, 1985...........(1)
10.20      Copy of Amendments to Agreement between M.D. IPA and the United
           States Secretary of Health and Human Services dated December 24, 1987....(3)
10.26      1990 Non-Qualified Stock Option Plan.....................................(4)
10.27      Copy of 1990 Non-Qualified Stock Option Letter sent to Key Employees.....(4)
10.32      Copy of Contract between George T. Jochum and M.D. IPA for the period
           January 1, 1991 through January 1, 1994..................................(4)
10.35      1991 Non-Qualified Stock Option Plan.....................................(4)
10.36      Copy of 1991 Non-Qualified Stock Option Letter sent to Key Employees.....(4)
10.41      Copy of Agreement between M.D. IPA and Surgical Care Affiliates, Inc., dated April 22, 1985.....................................................(4)
10.44      1992 Non-Qualified Stock Option Plan.....................................(4)
10.45      Copy of 1992 Non-Qualified Stock Option Letter sent to Key Employees.....(4)
10.48      Equipment Term Loan Agreement with Signet Bank dated March 25, 1991......(4)
10.50      Amendment to Revolving Loan Agreement with Signet Bank dated
           June 19, 1991............................................................(4)
10.53      Amendments to the Stock Option Plans effective May 15, 1991..............(4)
10.54      Summary Plan Description of the Employees Cash or Deferred Profit
           Sharing (401k) Plan dated October, 1991..................................(4)
10.55      Defined Benefit Plan Agreement with the Principal Financial Group which was approved September 12, 1991..........................................(4)
10.57      Mortgage and Loan Agreement with Aid Association for Lutherans dated
           October 4, 1990..........................................................(4)
10.60      1993 Non-Qualified Stock Option Plan.....................................(11)
10.61      1993 Non-Qualified Stock Option Letter Sent to Key Employees.............(11)
10.62      1992 Amendment to Employment Agreement Between George T. Jochum and
           the Company..............................................................(11)
10.65      Agreement to Purchase 2301 Research Boulevard dated September 30, 1993...(2)
10.66      1994 Management Bonus Program............................................(3)
10.67      1994 Non-Qualified Stock Option Plan.....................................(3)
10.68      1994 Non-Qualified Stock Option Letter sent to Key Employees.............(3)
10.69      Revolving Loan Agreement with Signet Bank dated September 30, 1993.......(3)
10.71      Agreement between OCI and the State of Maryland governing the Medical
           Assistance Program ("Medicaid") dated August 5, 1993.....................(3)
10.72      List of States in which MAMSI Life is Licensed to Operate................(3)
10.73      1995 Management Bonus Program............................................(4)
10.74      1995 Non-Qualified Stock Option Plan.....................................(4)
10.75      1995 Non-Qualified Stock Option Plan letter sent to Key Employees........(4)
10.76      Agreement between OCI and the Commonwealth of Virginia governing the
           Medical Assistance Program ("Medicaid") dated May 27, 1994...............(4)
10.77      1995 Amendment to Employment Agreement between George T. Jochum and the Company..............................................................(5)
10.78      1996 Management Bonus Program............................................(5)
10.79      1996 Non-Qualified Stock Option Plan.....................................(5)
10.80      Form of Agreement between MAMSI and Employees Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(5)
10.81      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(5)
10.82      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1996 Non-Qualified Stock Option Plan...................(5)
10         Amended and Restated Compensation Trust Agreement dated
           December 20, 1996........................................................(7)
10.1       Amended and Restated Common Stock Purchase Agreement dated
           December 20, 1996........................................................(7)
10.2       Replacement Promissory Note dated December 20, 1996......................(7)
10.83      1997 Management Bonus Program............................................(8)






10.84      Form of Non-Qualified Stock Option Agreement for Options Granted
           under 1991, 1992, 1993, 1994 and 1995 Non-Qualified Stock Option Plan....(9)
10.85      Agreement of Purchase of Real Property by Mid-Atlantic
           Medical Services, Inc....................................................(10)
10.86      1997 Amendment to Employment Agreement between George T. Jochum and the Company..........................................................(11)
10.87      1998 Non-Qualified Stock Option Plan.....................................(11)
10.88      1998 Senior Management Bonus Plan........................................(11)
10.89      1998 Management Bonus Plan...............................................(11)
10.90      Amendment to 1994 Non-Qualified Stock Option Plan........................(11)
10.91      Amendment to 1995 Non-Qualified Stock Option Plan........................(11)
10.92      Amendment to 1996 Non-Qualified Stock Option Plan........................(11)
10.93      1999 Employment Agreement Between George T. Jochum and the Company.......(11)
10.94      Form of Agreement between MAMSI and Employees Granting Options under the 1998 Non-Qualified Stock Option Plan...........................(12)
10.95      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1998 Non-Qualified Stock Option Plan...........................(12)
10.96      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1998 Non-Qualified Stock Option Plan...................(12)
10.97      Memorandum to Employees and Form for Election Of Exchange
           and Repricing of Stock Options...........................................(12)
10.98      Agreement of Purchase and Sale of Real Estate............................(13)
10.981     1999 Non-Qualified Stock Option Plan-as Revised..........................
10.982     1999 Senior Management Bonus Plan........................................(14)
10.983     1999 Management Bonus Plan...............................................(14)
10.984     Amended and Restated Stock Compensation Trust Agreement
           dated January 11, 1999...................................................(14)
10.985     Common Stock Purchase Agreement dated January 11, 1999...................(14)
10.986     Allonge to Replacement Promissory Note dated January 11, 1999............(14)
10.987     Employment Agreement between the Company and Mark D. Groban..............(14)
10.988     Employment Agreement between the Company and Thomas P. Barbera...........(14)
10.989     Employment Agreement between the Company and Robert E. Foss..............(14)
10.990     Form of Executive Employment Agreement between the Company and Executive Staff......................................................(14)
10.991     Form of Agreement between MAMSI and Employees Granting Options under the 1999 Non-Qualified Stock Option Plan...........................(14)
10.992     Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1999 Non-Qualified Stock Option Plan-as Revised........
21         Subsidiaries of the Company..............................................(14)
23         Consent of Independent Auditors..........................................(14)
27         Financial Data Schedule..................................................(14)

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

(14)  Previously filed.