Form 10-Q
period 1999-03-31
MID ATLANTIC MEDICAL SERVICES INC
filed 1999-05-17
CIK 805037

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

    For the quarterly period ended MARCH 31, 1999, or

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

                                 52-1481661
                    (I.R.S. Employer Identification No.)

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 50,468,362 shares of common stock, par value $.01, outstanding as of March 31, 1999.




 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                               March 31, 1999  December 31, 1998
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $     10,294     $      9,787
 Short-term investments                                                              183,696          174,325
 Accounts receivable, net of allowance of $4,959 and $5,214                           82,687           79,258
 Prepaid expenses, advances and other                                                 22,955           26,955
 Deferred income taxes                                                                 1,655            1,247
                                                                                 -----------      -----------
   Total current assets                                                              301,287          291,572
 Property and equipment, net of accumulated
  depreciation of $35,355 and $32,908                                                 43,927           44,961
 Statutory deposits                                                                   14,894           14,906
 Other assets                                                                          9,045            9,055
 Deferred income taxes                                                                 3,360            2,281
                                                                                  ----------      -----------
   Total assets                                                                 $    372,513     $    362,775
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                  $         59     $         60
 Short-term borrowings                                                                 2,685            1,845
 Accounts payable                                                                     17,311           19,071
 Medical claims payable                                                              138,104          129,265
 Deferred premium revenue                                                             18,267           17,167
 Deferred income taxes                                                                 1,907            1,026
                                                                                 -----------      -----------
   Total current liabilities                                                         178,333          168,434
 Notes payable                                                                                             14
 Deferred income taxes                                                                 3,436            3,109
                                                                                 -----------      -----------
   Total liabilities                                                                 181,769          171,557
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par,  100,000,000 shares  authorized;  58,272,502 issued and
  50,468,362 outstanding at March 31, 1999; 56,772,502 issued and
  49,634,162 outstanding at December 31, 1998                                            582              567
 Additional paid-in capital                                                          155,079          138,247
 Stock compensation trust (common stock held in trust)                               (85,773)         (68,926)
 Treasury stock, 7,804,140 shares at March 31, 1999; 7,138,340 shares at
  December 31, 1998                                                                  (81,789)         (75,623)
 Accumulated other comprehensive income (Note 2)                                       1,134            1,313
 Retained earnings                                                                   201,511          195,640
                                                                                 -----------      -----------
   Total stockholders' equity                                                        190,744          191,218
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    372,513     $    362,775
                                                                                 ===========      ===========

Note: The balance sheet at December 31, 1998 has been extracted from the audited financial statements at that date.

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ending
                                                                                  March 31,         March 31,
                                                                                    1999              1998
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    298,661      $    274,066
  Fee and other                                                                        5,464             5,095
  Life and short-term disability premium                                               1,949             1,605
  Home health services                                                                 4,909             5,025
  Investment                                                                           2,215             3,711
                                                                                 -----------       -----------
    Total revenue                                                                    313,198           289,502
                                                                                 -----------       -----------
Expense
  Medical                                                                            262,489           241,042
  Life and short-term disability claims                                                  887               993
  Home health patient services                                                         3,953             4,185
  Administrative (including interest expense of $76 and $138)                         36,798            32,623
                                                                                 -----------       -----------
    Total expense                                                                    304,127           278,843
                                                                                 -----------       -----------
Income before income taxes                                                             9,071            10,659

Income tax expense                                                                    (3,200)           (3,969)
                                                                                 -----------       -----------

Net income                                                                      $      5,871      $      6,690
                                                                                 ===========       ===========

Basic earnings per common share (Note 3)                                        $        .14      $        .14
                                                                                 ===========       ===========

Diluted earnings per common share (Note 3)                                      $        .14      $        .14
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                  Three Months
                                                                                                     Ending
                                                                                                 March 31, 1999
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $      5,871
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      2,730
    Provision for bad debts                                                              (55)
    Provision for deferred income taxes                                                 (162)
    Loss on sale and disposal of assets                                                   18
    Increase in accounts receivable                                                   (3,374)
    Decrease in prepaid expenses, advances, and other                                  4,000
    Decrease in accounts payable                                                      (1,760)
    Increase in medical claims payable                                                 8,839
    Increase in deferred premium revenue                                               1,100
                                                                                 -----------
        Total adjustments                                                                               11,336
                                                                                                   -----------
        Net cash provided by operating activities                                                       17,207

Cash flows used in investing activities:
  Purchases of short-term investments                                                (85,270)
  Sales of short-term investments                                                     75,603
  Purchases of property and equipment                                                 (1,532)
  Purchases of other assets                                                             (381)
  Proceeds from sale of assets                                                           221
                                                                                 -----------
        Net cash used in investing activities                                                          (11,359)

Cash flows used in financing activities:
  Principal payments on notes payable                                                    (15)
  Increase in short-term borrowings                                                      840
  Purchase of treasury stock                                                          (6,166)
                                                                                 -----------
        Net cash used in financing activities                                                           (5,341)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                  507

Cash and cash equivalents at beginning of period                                                         9,787
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $     10,294
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

Other MAMSI subsidiaries include Alliance PPO, LLC, which provides a delivery network of physicians to employers and insurance companies in association with various health plans, and Mid Atlantic Psychiatric Services, Inc., which provides psychiatric services to third party payors or self-insured employer groups. MAMSI Life and Health Insurance Company develops and markets indemnity health products and group life, accidental death and short-term disability insurance. HomeCall, Inc., FirstCall, Inc., and HomeCall Pharmaceutical Services, Inc. provide in-home medical care (including skilled nursing, infusion and therapy) and mail-order pharmacy services to MAMSI's HMO members and other payors. HomeCall Hospice Services, Inc. provides services to terminally ill patients and their families.

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1998 audited consolidated financial statements. The results of operations for the three month period ended March 31 are not necessarily indicative of the operating results for the full year.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Three Months Ended
                                                March 31,     March 31,
                                                 1999          1998
Numerator:                                     ----------    ----------
 Net income                                    $    5,871    $    6,690
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    42,485,030    46,771,933
 Dilutive securities - employee stock options      59,656       206,859
 Denominator for diluted earnings per share
  - adjusted weighted average shares           42,544,686    46,978,792

Options to purchase approximately 8.5 million shares of common stock at various prices were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share because the option proceeds were greater than the average market price and, therefore, the effect would be antidilutive.

During the first quarters of 1999 and 1998, total comprehensive income amounted to $5,692,000 and $8,401,000, respectively.

The Company maintains a stock compensation trust ("SCT") to fund its obligations arising from its various stock option plans. Shares held by the SCT are excluded from the denominator used in calculating basic and diluted earnings per common share.

NOTE 3 - FEDERAL EMPLOYEES' HEALTH BENEFIT PROGRAM POTENTIAL SETTLEMENT

During 1998, a pretax charge of approximately $16.5 million, which includes approximately $4.4 million of interest, was recognized in the Company's financial statements in anticipation of negotiations relating to potential governmental claims for contracts with OPM, based upon an audit conducted by the Office of Inspector General concerning the Company's participation in Federal Employee Health Benefit Program ("FEHBP") for the years 1992-1997, related to findings for years 1992- 1994. In the normal course of business, OPM audits health plans with which it contracts to verify, among other things, that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. While the government's initial on-site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take two to three years.

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

In the first quarter of 1999 the Company received OPM's final audit report. Its findings are consistent with the preliminary report which was the basis for recording the $16.5 million pretax charge in 1998. The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. There can be no assurance that these negotiations will be concluded satisfactorily, that the audit will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. The Company believes that any ultimate liability in excess of amounts accrued would not materially affect the Company's consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future period if resolved unfavorably.

NOTE 4 - REPORTABLE SEGMENTS

The Company's principal business is providing health insurance products. The Company has two reportable segments: commercial risk products and preferred provider organizations. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio. Management does not allocate assets in the measurement of segment profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in the Company's Form 10-K. Effective January 1, 1999, the Company ended its participation in the Medicare Program.

                                                              Three Months Ending
                                                           March 31,        March 31,
                                                             1999             1998
In 000's                                                 ------------     ------------
Revenues:
 Commercial risk                                         $    287,891     $    251,362
 Preferred Provider Organizations                               5,464            5,095
 Medicare                                                           0           14,067
 All other                                                     17,628           15,267
                                                          -----------      -----------
                                                         $    310,983     $    285,791
                                                          ===========      ===========

Profit (Loss):
 Commercial risk                                         $      4,165     $      6,205
 Preferred Provider Organizations                               2,841            2,649
 Medicare                                                           0           (2,076)
 All other                                                        (39)             356
                                                          -----------      -----------
                                                         $      6,967     $      7,134
                                                          ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                              Three Months Ending
                                                           March 31,        March 31,
                                                             1999             1998
In 000's                                                 ------------     ------------
Total profit from reportable segments                    $      7,006     $      6,778
Other (loss) profit                                               (39)             356
Unallocated amounts:
 Investment income                                              2,104            3,525
                                                          -----------      -----------
Income before taxes                                      $      9,071     $     10,659
                                                          ===========      ===========


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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

Consolidated net income of the Company was $5,871,000 and $6,690,000 for the first quarters of 1999 and 1998, respectively. Diluted earnings per share was $.14 in the first quarter of 1999 and 1998. This decrease in earnings is primarily attributable to an increase in administrative expenses, coupled with a decrease in investment earnings. Administrative costs increased due mainly to increased compensation costs related to expansion of the Company's work force in specialized claims and clinical areas. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Revenue for the three months ended March 31, 1999 increased approximately $23.7 million or 8.2 percent over the three months ended March 31, 1998. A 7.3 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $20.2 million in health premium revenue, while a 1.6 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $4.4 million increase in health premium revenue. The increase in HMO and indemnity enrollment is principally due to the net effect of the Company's withdrawal from the Medicare program on January 1, 1999 which is more than offset by increases in the Company's commercial membership. Management believes that commercial health premiums should continue to increase during 1999 as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date, therefore, price increases cannot be made across the Company's membership at the same time. Commercial premium rate increases are expected to continue in 1999 at the same rate as 1998, in the range of 5 percent to 7 percent. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicare and Medicaid programs. Specifically, effective January 1, 1998, the Company withdrew from participation in certain areas of the Virginia Medicaid program. Effective January 1, 1999 the Company withdrew from participation in the Medicare program.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, increased competition in the Company's service area, and changes in state mandated enrollment in Medicaid HMO programs in which the Company participates. Enrollment may also decrease if the Company determines that premium reimbursement rates related to certain state Medicaid programs are inadequate, which would cause the Company to voluntarily withdraw from participation.

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries remained relatively stable and contributed approximately $4.9 million in revenue in the first quarter of 1999 as compared with $5.0 million in the first quarter of 1998. Revenue from life and short-term disability products contributed $1.9 million in revenue in the first quarter of 1999 as compared to $1.6 million for the same period in 1998.

Medical expenses as a percentage of health premium revenue ("medical loss ratio") decreased slightly from 88.0% for the first quarter of 1998 to 87.9% for the 1st quarter of 1999. On a per member per month basis, medical expenses increased 1.5 percent. The slight decrease in the medical loss ratio is due to a combination of factors including increased utilization of outpatient services, continuing efforts by the Company to implement product specific cost containment controls, expanded activity in specialized subrogation areas and claims review for dual health coverage, the adoption of regionalized and product specific fee maximums for health services, and the Company's withdrawal from the Medicare program effective January 1, 1999, and also increased premiums per member. These initiatives should help to control the Company's medical loss ratio. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member, are forward- looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") increased to 11.7 percent for the first quarter of 1999 as compared to
11.3 percent for the same period in 1998. This increase is mainly attributable to increased compensation costs related to expansion of the Company's work force in specialized claims and clinical areas. Management believes that the administrative expense ratio will remain near the current level during 1999. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income decreased $1.5 million primarily due to a decrease in realized gains on sales of marketable equity securities.

The net margin rate  decreased  from 2.3 percent in the first quarter of 1998 to
1.9 percent in the current quarter. This decrease is consistent with the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is not capital intensive and the majority of the Company's expenses are payments to health care providers, which generally vary in direct proportion to the health premium revenues received by the Company. Although medical utilization rates vary by season, the payments for such expenses lag behind cash inflow from premiums because of the lag in provider billing procedures. In the past, the Company's cash requirements have been met principally from operating cash flow, and it is anticipated that this source, coupled with the Company's operating line-of-credit, will continue to be sufficient in the future.

The Company's cash and short-term investments increased $9.9 million from $184.1 million at December 31, 1998 to $194.0 million at March 31, 1999, primarily due to net income and the timing of medical expense payments, which traditionally lag behind the receipt of increased premiums per member. Accounts receivable also increased from $79.3 million at December 31, 1998 to $82.7 million at March 31, 1999, principally due to increased membership. Prepaid expenses and other decreased from $27.0 million at December 31, 1998 to $23.0 million at March 31, 1999 due to a decrease in income tax amounts paid in advance.

Medical claims payable increased from $129.3 million at December 31, 1998 to $138.1 million at March 31, 1999, primarily due to increased membership and an increase in medical expenses per member.

Additional paid-in capital increased from $138.2 million at December 31, 1998 to $155.1 million at March 31, 1999, principally due to an additional 1.5 million shares of the Company's stock being placed into the stock compensation trust, which is also the reason for the change in the stock compensation trust balance.

Treasury Stock increased from $75.6 million at December 31, 1999 to $81.8 million at March 31, 1999 due to the purchase of 665,800 additional shares by the Company.

The Company currently has access to total revolving credit facilities of $29.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At March 31, 1999, approximately $2.7 million was drawn against these facilities. In addition, the Company maintains a $12 million letter of credit for the benefit of the North Carolina Insurance Department in support of operations of MAMSI Life and Health Insurance Company, and a $150,000 letter of credit for the Company's home health subsidiary. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                           March 31,      December 31,
                                                             1999             1998
                                                         ------------     ------------
Cash and cash equivalents                                $     10,294     $      9,787
Short-term investments                                        183,696          174,325
Working capital advances to Maryland hospitals                 13,869           12,261
                                                          -----------      -----------
Total available liquid assets                                 207,859          196,373
Credit line availability                                       14,150           14,855
                                                          -----------      -----------
Total short-term capital resources                       $    222,009     $    211,228
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

In 1997, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue ("Y2K"). This issue affects computer systems that have time- sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs. As a part of the Company's initial assessment, 1,300 software programs were identified for Y2K review. Of those 1,300, 182 programs were identified as needing modification, of which 145 were modified and 37 were determined to be obsolete. To date, the Company has modified the majority of the programs with internal resources diverted from other projects, none of which are critical to the Company's daily operations. Testing and validation of the modified programs is complete. The Company has incurred less than $500,000 to date and does not anticipate significant additional costs to bring the Y2K compliance program to completion. Approximately 85% of the Company's critical vendors have indicated Y2K compliance and the Company anticipates completion of this evaluation in the second quarter of 1999. The Company is actively pursuing the remainder for confirmation of Y2K compliance. Based upon the work completed to date, the Company does not anticipate any future material impact on its financial statements. With regard to the Company's most reasonably likely worst case scenario, the Company believes that such scenario involves the possibility that a small number of reports will display incorrect data, a small number of programs may give unusual data, and a small number of vendors will not be Y2K compliant. In terms of a contingency plan, the Company believes it has sufficient internal resources to be able to correct such report errors and address non- compliant vendors within a relatively short time frame. If internal resources prove to be insufficient, the Company will engage outside resources. The statements in this paragraph regarding future effects of the year 2000 issue is a forward-looking statement. See "Forward-Looking Information" for a description of risk factors.

At its February, 1998 meeting, the Board of Directors authorized a $20 million stock repurchase program which allowed the Company to purchase its stock on the open market, through block trades, or in private transactions over the succeeding 12 months. On August 3, 1998, the Executive Committee of the Board of Directors (subsequently ratified by the Board of Directors) increased the authorization to purchase up to $40 million of common stock prior to February 25, 1999. On February 25, 1999, the Board of Directors authorized a $20 million stock repurchase program to extend through September 2, 1999. As of March 31, 1999, the Company had repurchased 5,709,500 shares of its common stock for a total cost of approximately $40.6 million under these stock repurchase programs.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company invests in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company has no significant market risk with regard to liabilities. There are no material changes in market risk exposure at March 31, 1999 when compared with December 31, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of MAMSI was held on April 26, 1999. The following matters were submitted to a vote of the stockholders during the annual meeting:

(1) The following individuals were elected to the Board of Directors for a three year term except for Mr. Barbera who was elected to a two year term with the indicated votes:

                                     For          Against      Abstain
                                  ----------     ---------     --------
Thonas P. Barbera                 47,323,604       625,580         None
Francis C. Bruno, M.D.            46,406,963     1,542,221         None
Janet L. Norwood                  47,340,345       608,839         None
John A. Paganelli                 47,344,155       605,029         None
Ivan A. Sabel                     47,343,605       605,579         None
James A. Wild                     47,346,482       602,702         None

Board members whose term of office continued after the meeting are as follows:

John H. Cook, M.D.
Raymond H. Cypess, D.V.M., PhD.
Robert E. Foss
Mark D. Groban, M.D.
John P. Mamana, M.D.
William M. Mayer, M.D.
Edward J. Muhl
Gretchen P. Murdza

(2) The adoption of the 1999 Non-Qualified Stock Option Plan was ratified by a count of 31,783,467 affirmative votes, 15,908,992 negative votes and 256,725 abstentions.

(3) The adoption of the 1999 Senior Management Bonus Plan was ratified by a count of 41,795,653 affirmative votes, 4,926,612 negative votes and 1,226,919 abstentions.

There were no broker non-votes with respect to the election of Directors, the adoption of the 1999 Non-Qualified Stock Option Plan or the 1999 Senior Management Bonus Plan.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See the Exhibit Index on page 16 of the Form 10-Q.

(b)  Reports on form 8-K

     In a report on Form 8-K dated February 25, 1999, the Company reported under
     Item 5. "Other Events" a stock repurchase program.

     In a report on Form 8-K dated January 8, 1999,  the Company  reported Under
     Item 5. "Other Events" the resignation of its then current Chairman of the Board.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                (Registrant)






Date: May 14, 1999  /s/    Robert E. Foss
                         ---------------------------------
                           Robert E. Foss Senior  Executive  Vice  President and
                           Chief Financial Officer (duly authorized  officer and
                           principal financial officer)

6(a) List of Exhibits.

                                EXHIBIT INDEX

                                                    Location of Exhibit
Exhibit                                                In Sequential
Number      Description of Document                  Numbering System
-------     -----------------------                 -------------------

27          Financial Data Schedule for the Three
            Months Ended March 31, 1999. . . . . . . . . . .