Form 10-Q
period 1999-06-30
MID ATLANTIC MEDICAL SERVICES INC
filed 1999-08-16
CIK 805037

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

    For the quarterly period ended June 30, 1999, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 49,954,762 shares of common stock, par value $.01, outstanding as of June 30, 1999.

 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                               June 30, 1999   December 31, 1998
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $     16,107     $      9,787
 Short-term investments                                                              177,885          174,325
 Accounts receivable, net of allowance of $5,153 and $5,214                           84,493           79,258
 Prepaid expenses, advances and other                                                 29,566           26,955
 Deferred income taxes                                                                 1,969            1,247
                                                                                 -----------      -----------
   Total current assets                                                              310,020          291,572
 Property and equipment, net of accumulated
  depreciation of $37,743 and $32,908                                                 43,363           44,961
 Statutory deposits                                                                   14,915           14,906
 Other assets                                                                          8,766            9,055
 Deferred income taxes                                                                 4,190            2,281
                                                                                  ----------      -----------
   Total assets                                                                 $    381,254     $    362,775
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                  $         59     $         60
 Short-term borrowings                                                                 3,834            1,845
 Accounts payable                                                                     19,305           19,071
 Medical claims payable                                                              144,970          129,265
 Deferred premium revenue                                                             18,287           17,167
 Deferred income taxes                                                                 1,935            1,026
                                                                                 -----------      -----------
   Total current liabilities                                                         188,390          168,434
 Notes payable                                                                             -               14
 Deferred income taxes                                                                 3,686            3,109
                                                                                 -----------      -----------
   Total liabilities                                                                 192,076          171,557
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par,  100,000,000 shares  authorized;  58,272,502 issued and
  49,954,762 outstanding at June 30, 1999; 56,772,502 issued and
  49,634,162 outstanding at December 31, 1998                                            582              567
 Additional paid-in capital                                                          153,578          138,247
 Stock compensation trust (common stock held in trust)                               (84,066)         (68,926)
 Treasury stock, 8,317,740 shares at June 30, 1999; 7,138,340 shares at
  December 31, 1998                                                                  (86,938)         (75,623)
 Accumulated other comprehensive income (Note 2)                                           5            1,313
 Retained earnings                                                                   206,017          195,640
                                                                                 -----------      -----------
   Total stockholders' equity                                                        189,178          191,218
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    381,254     $    362,775
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ending
                                                                                  June 30,          June 30,
                                                                                    1999              1998
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    307,880      $    278,029
  Fee and other                                                                        5,375             6,099
  Life and short-term disability premium                                               2,005             1,695
  Home health services                                                                 5,839             5,410
  Investment                                                                           2,431             2,992
                                                                                 -----------       -----------
    Total revenue                                                                    323,530           294,225
                                                                                 -----------       -----------
Expense
  Medical                                                                            274,096           249,805
  Life and short-term disability claims                                                1,028               819
  Home health patient services                                                         4,900             4,136
  Administrative (including interest expense of $80 and $127)                         36,536            33,736
                                                                                 -----------       -----------
    Total expense                                                                    316,560           288,496
                                                                                 -----------       -----------
Income before income taxes                                                             6,970             5,729

Provision for income taxes                                                            (2,464)           (2,144)
                                                                                 -----------       -----------

Net income                                                                      $      4,506      $      3,585
                                                                                 ===========       ===========

Basic earnings per common share (Note 2)                                        $        .11      $        .08
                                                                                 ===========       ===========

Diluted earnings per common share (Note 2)                                      $        .11      $        .08
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                  June 30,          June 30,
                                                                                    1999              1998
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    606,541      $    552,095
  Fee and other                                                                       10,839            11,194
  Life and short-term disability premium                                               3,954             3,300
  Home health services                                                                10,748            10,435
  Investment                                                                           4,646             6,703
                                                                                 -----------       -----------
    Total revenue                                                                    636,728           583,727
                                                                                 -----------       -----------
Expense
  Medical                                                                            536,585           490,847
  Life and short-term disability claims                                                1,915             1,812
  Home health patient services                                                         8,853             8,321
  Administrative (including interest expense of $166 and $265)                        73,334            66,359
                                                                                 -----------       -----------
    Total expense                                                                    620,687           567,339
                                                                                 -----------       -----------
Income before income taxes                                                            16,041            16,388

Income tax expense                                                                    (5,664)           (6,113)
                                                                                 -----------       -----------

Net income                                                                      $     10,377      $     10,275
                                                                                 ===========       ===========
Basic earnings per common share (Note 2)                                        $        .25      $        .22
                                                                                 ===========       ===========

Diluted earnings per common share (Note 2)                                      $        .25      $        .22
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                   Six Months
                                                                                                     Ending
                                                                                                 June 30, 1999
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     10,377
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      5,370
    Provision for bad debts                                                              (60)
    Provision for deferred income taxes                                                 (289)
    Loss on sale of disposal of assets                                                     8
    Increase in accounts receivable                                                   (5,175)
    Increase in prepaid expenses, advances, and other                                 (2,611)
    Increase in accounts payable                                                         234
    Increase in medical claims payable                                                15,705
    Increase in deferred premium revenue                                               1,120
                                                                                 -----------
        Total adjustments                                                                               14,302
                                                                                                   -----------
        Net cash provided by operating activities                                                       24,679

Cash flows used in investing activities:
  Purchases of short-term investments                                               (171,099)
  Sales of short-term investments                                                    165,342
  Purchases of property and equipment                                                 (3,375)
  Purchases of other assets                                                             (483)
  Proceeds from sale of assets                                                           392
                                                                                 -----------
        Net cash used in investing activities                                                           (9,223)

Cash flows used in financing activities:
  Principal payments on notes payable                                                    (30)
  Increase in short-term borrowings                                                    2,004
  Exercise of stock options                                                              188
  Stock option tax benefit                                                                17
  Purchase of treasury stock                                                         (11,315)
                                                                                 -----------
        Net cash used in financing activities                                                           (9,136)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                6,320

Cash and cash equivalents at beginning of period                                                         9,787
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $     16,107
                                                                                                   ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                   Six Months
                                                                                                     Ending
                                                                                                 June 30, 1998
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     10,275
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      5,783
    Provision for bad debts                                                             (551)
    Provision for deferred income taxes                                                  558
    Gain on sale and disposal of fixed assets                                           (689)
    Increase in accounts receivable                                                   (3,842)
    Increase in prepaid expenses, advances, and other                                 (3,792)
    Decrease in accounts payable                                                        (247)
    Increase in medical claims payable                                                17,539
    Increase in deferred premium revenue                                               2,906
                                                                                 -----------
        Total adjustments                                                                               17,665
                                                                                                   -----------
        Net cash provided by operating activities                                                       27,940

Cash flows used in investing activities:
  Purchases of short-term investments                                               (174,013)
  Sales of short-term investments                                                    155,057
  Purchases of property and equipment                                                 (5,898)
  Purchases of statutory deposits                                                       (100)
  Purchases of other assets                                                             (714)
  Proceeds from sale of assets                                                         3,316
                                                                                 -----------
        Net cash used in investing activities                                                          (22,352)

Cash flows used in financing activities:
  Principal payments on notes payable                                                    (30)
  Increase in short-term borrowings                                                      244
  Exercise of stock options                                                            5,382
  Stock option tax benefit                                                             2,473
  Purchase of treasury stock                                                          (8,413)
                                                                                 -----------
        Net cash used in financing activities                                                             (344)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                5,244

Cash and cash equivalents at beginning of period                                                         3,570
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      8,814
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

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of June 30, 1999, the consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1998 audited consolidated financial statements. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Three Months Ended           Six Months Ended
                                                June 30,      June 30,      June 30,      June 30,
                                                  1999          1998          1999          1998
                                               ----------     ---------     ---------    ----------
Numerator:
 Net income                                    $    4,506    $    3,585    $   10,377    $   10,275
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    41,871,216    47,202,991    42,178,123    46,987,462
 Dilutive securities - employee stock options      62,595        43,088        61,126       124,973
 Denominator for diluted earnings per share
  - adjusted weighted average shares           41,933,811    47,246,079    42,239,249    47,112,435


Options to purchase approximately 7.7 million shares of common stock at various prices were outstanding at June 30, 1999, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

During the first six months of 1999 and 1998, total comprehensive income amounted to $9,069,000 and $11,826,000, respectively.

The Company maintains a stock compensation trust ("SCT") to fund its obligations arising from its various stock option plans. Shares held by the SCT are excluded from the denominator used in calculating basic and diluted earnings per common share.

NOTE 3 - FEDERAL EMPLOYEES' HEALTH BENEFIT PROGRAM POTENTIAL SETTLEMENT

During 1998, a pretax charge of approximately $16.5 million, which includes approximately $4.4 million of interest, was recognized in the Company's financial statements in anticipation of negotiations relating to potential governmental claims for contracts with The United States Office of Personnel Management ("OPM"), based upon an audit conducted by the Office of Inspector General concerning the Company's participation in the Federal Employee Health Benefit Program ("FEHBP") for the years 1992- 1997, related to findings for years 1992-1994. In the normal course of business, OPM audits health plans with which it contracts to verify, among other things, that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. While the government's initial on-site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take two to three years.

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

In the first quarter of 1999 the Company received OPM's final audit report. Its findings are consistent with the preliminary report which was the basis for recording the $16.5 million pretax charge in 1998. In the second quarter of 1999, the Company formally responded to OPM's final audit report accepting a portion of the findings while contesting other of the report's findings. The Company intends to negotiate on the remaining contested matters with OPM to attain a mutually satisfactory result. There can be no assurance that these negotiations will be concluded satisfactorily, that the audit will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. The Company believes that any ultimate liability in excess of amounts accrued would not materially affect the Company's consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future period if resolved unfavorably.

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

                                                Three Months Ending               Six Months Ending
                                             June 30,         June 30,         June 30,         June 30,
                                               1999             1998             1999             1998
In 000's                                   ------------     ------------     ------------     ------------
Revenues:
 Commercial risk                           $    295,214     $    256,962     $    583,105     $    508,324
 Preferred Provider Organizations                 5,375            6,099           10,839           11,194
 Medicare                                             -           11,867                -           25,934
 All other                                       20,510           16,305           38,138           31,572
                                            -----------      -----------      -----------      -----------
                                           $    321,099     $    291,233     $    632,082          577,024
                                            ===========      ===========      ===========      ===========

Income before taxes:
 Commercial risk                           $      2,346     $         85     $      6,512     $      6,290
 Preferred Provider Organizations                 2,795            3,171            5,636            5,820
 Medicare                                             -           (1,499)               -           (3,575)
 All other                                         (482)           1,130             (522)           1,486
                                            -----------      -----------      -----------      -----------
                                           $      4,659     $      2,887     $     11,626     $     10,021
                                            ===========      ===========      ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                Three Months Ending               Six Months Ending
                                             June 30,         June 30,         June 30,         June 30,
                                               1999             1998             1999             1998
In 000's                                   ------------     ------------     ------------     ------------
Total profit from reportable segments      $      5,141     $      1,757     $     12,148     $      8,535
Other (loss) profit                                (482)           1,130             (522)           1,486
Unallocated amounts:
 Investment income                                2,311            2,842            4,415            6,367
                                            -----------      -----------      -----------      -----------
Income before taxes                        $      6,970     $      5,729     $     16,041    $      16,388
                                            ===========      ===========      ===========      ===========


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

5. The possibility that the Company is not able to negotiate new or renewal contracts with appropriate providers.

6. The possibility that one of the Company's vendors will experience year 2000 problems that disrupt the Company's operating or administrative systems.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998

Consolidated net income of the Company was $4,506,000 and $3,585,000 for the second quarters of 1999 and 1998, respectively. Diluted earnings per share was $.11 in the second quarter of 1999 as compared to $.08 in the second quarter of 1998. This increase in earnings is primarily attributable to an increase in premiums per member and a reduction in the medical loss ratio offset somewhat by a decrease in investment income and an increase in administrative expense. The medical loss ratio decreased principally due to an increase in premiums per member and continuing efforts by the Company to control medical costs through utilization review, enhanced claim adjudication, and increased claims audit and claims reversal activity. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania.)

Revenue for the three months ended June 30, 1999 increased approximately $29.3 million or 10.0 percent over the three months ended June 30, 1998. A 7.2 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $19.9 million in health premium revenue while a 3.3 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $9.9 million increase in health premium revenue. The increase in enrollment is principally due to the Company's commercial membership. Management believes that commercial health premiums should continue to increase over the remainder of the year as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing cannot, in most circumstances, be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Commercial premium rate increases are expected to be in the range of 5% to 7% for the remainder of 1999. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its participation in the Medicare program. Specifically, effective January 1, 1999, the Company withdrew from participation in the Medicare program.

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

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries contributed approximately $5.8 million in revenue in the second quarter of 1999 as compared with $5.4 million in the second quarter of 1998. Revenue from life and short-term disability products contributed $2.0 million in revenue in the second quarter of 1999 as compared to $1.7 million for the same period in 1998.

Medical expenses as a percentage of health premium revenue ("medical loss ratio") decreased to 89.0 percent for the second quarter of 1999 as compared to
89.8 percent for the comparable period of 1998. On a per member per month basis, medical expenses increased 2.4 percent. The decrease in the medical loss ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, expanded activity in specialized subrogation areas and claims review for dual health coverage, the Company's withdrawal from the Medicare program effective January 1, 1999, and also increased premiums per member. These initiatives should help to control the Company's medical loss ratio. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") decreased to 11.3 percent for the second quarter of 1999 as compared to
11.5 percent for the same period in 1998. Management believes that the administrative expense ratio will increase slightly over the remainder of the year as additional personnel with specialized medical expertise are hired. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income decreased $.6 million primarily due to the decrease in realized gains on sales of marketable equity securities.

The net margin rate  increased from 1.2 percent in the second quarter of 1998 to
1.4 percent in the current quarter. This increase is consistent with the factors previously described.

THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE
30, 1998

The Company's consolidated net income for the six months ended June 30, 1999 increased to $10,337,000 from $10,275,000 for the six months ended June 30, 1998. Earnings per share on net income increased from $.22 in the first six months of 1998 to $.25 for the same period in 1999. The increase in earnings is primarily attributable to increased premiums per member and reduction in the medical loss ratio offset somewhat by a decrease in investment income and an increase in administrative expense.

Revenue for the six months ended June 30, 1999 increased approximately $53.0 million or 9.1 percent over the six months ended June 30, 1998. A 2.5 percent increase in average premiums per HMO and indemnity enrollee increased health premium revenue by approximately $14.6 million and a 7.2 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $39.8 million in health premium revenue. Revenue from life and short-term disability products contributed $3.9 million in revenue for the first six months of 1999 as compared to $3.3 million for the same period in 1998.

The medical loss ratio decreased to 88.5 percent for the six months ended June 30, 1999 as compared to 88.9 percent for the comparable period in 1998. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The administrative expense ratio for the first six months of 1999 was essentially stable increasing to 11.5 percent as compared to 11.4 percent for the same period in 1998.

The net margin rate decreased from 1.8 percent for the first six months of 1998 to 1.6 percent for the comparable period of 1999. This modest decrease is due primarily to increased administrative expense coupled with less investment income.

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

The Company's cash and short-term investments increased from $184.1 million at December 31, 1998 to $193.9 million at June 30, 1999, primarily due to the timing of medical expense payments which traditionally lag behind increased premiums per member. Accounts receivable increased from $79.3 million at December 31, 1998 to $84.5 million at June 30, 1999, principally due to increased membership.

Medical claims payable increased from $129.3 million at December 31, 1998 to $145.0 million at June 30, 1999, primarily due to increased membership and an increase in medical expenses per member.

Additional paid-in capital increased from $138.2 million to $153.6 million at June 30, 1999 due principally to an additional 1.5 million shares of the Company's stock being placed into the stock compensation trust. This also accounts for the change in the stock compensation trust balance.

Treasury stock increased from $75.6 million at December 31, 1998 to $86.9 million at June 30, 1999 due to the purchase of 1,179,400 additional shares by the Company at a total cost of $11,315,000.

The Company currently has access to total revolving credit facilities of $29.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At June 30, 1999, approximately $3.8 million was drawn against these facilities. In addition, the Company maintains a $12 million letter of credit for the benefit of the North Carolina Insurance Department in support of operations of MAMSI Life and Health Insurance Company, and a $150,000 letter of credit for the Company's home health subsidiary. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                            June 30,      December 31,
                                                             1999             1998
                                                         ------------     ------------
Cash and cash equivalents                                $     16,107     $      9,787
Short-term investments                                        177,885          174,325
Working capital advances to Maryland hospitals                 14,565           12,261
                                                          -----------      -----------
Total available liquid assets                                 208,557          196,373
Credit line availability                                       13,050           14,855
                                                          -----------      -----------
Total short-term capital resources                       $    221,607     $    211,228
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

In 1997, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue ("Y2K"). This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs. As a part of the Company's initial assessment, 1,300 software programs were identified for Y2K review. Of those 1,300, 182 programs were identified as needing modification, of which 145 were modified and 37 were determined to be obsolete. To date, the Company has modified the majority of the programs with internal resources diverted from other projects, none of which are critical to the Company's daily operations. Testing and validation of the modified programs is complete. The Company has incurred less than $500,000 to date and does not anticipate significant additional costs to bring the Y2K compliance program to completion. All of the Company's critical vendors have indicated Y2K compliance or that they will be Y2K compliant prior to December 31, 1999. Based upon the work completed to date, the Company does not anticipate any future material impact on its financial statements. With regard to the Company's most reasonably likely worst case scenario, the Company believes that such scenario involves the possibility that a small number of reports will display incorrect data, a small number of programs may give unusual data, and a small number of vendors will not be Y2K compliant. In terms of a contingency plan, the Company believes it has sufficient internal resources to be able to correct such report errors and address non-compliant vendors within a relatively short time frame. If internal resources prove to be insufficient, the Company will engage outside resources. The statements in this paragraph regarding future effects of the year 2000 issue is a forward-looking statement. See "Forward-Looking Information" for a description of risk factors.

On February 25, 1999, the Board of Directors authorized a $20 million stock repurchase program to extend through September 2, 1999. On August 11, 1999, the Board of Directors extended the current purchase authorization through September 30, 1999. As of June 30, 1999, the Company had repurchased 1,179,400 shares of its common stock for a total cost of approximately $11.3 million under the stock repurchase program.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company invests in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company has no significant market risk with regard to liabilities. There are no material changes in market risk exposure at June 30, 1999 when compared with December 31, 1998.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  See the Exhibit index on page 17 of the Form 10-Q.
(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                (Registrant)






Date: August 13, 1999  /s/    Robert E. Foss
                         -------------------------------------
                              Robert E. Foss
                              Senior Executive Vice President and
                              Chief Financial  Officer (duly authorized  officer
                              and principal financial officer)

6(a) List of Exhibits.

                                EXHIBIT INDEX

                                                    Location of Exhibit
Exhibit                                                In Sequential
Number      Description of Document                  Numbering System
-------     -----------------------                 -------------------

3.3         Amended and Restated By-Laws of
            MAMSI as of May 12, 1999. . . . . . . . . . . . . .

10.993      Employment Agreement between the Company
            and Mark D. Groban. . . . . . . . . . . . . . . . .

10.994      Employment Agreement between the Company
            and Thomas P. Barbera. . . . . . . . . . . . . . . .