Form 10-Q
period 1999-09-30
MID ATLANTIC MEDICAL SERVICES INC
filed 1999-11-15
CIK 805037

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

    For the quarterly period ended September 30, 1999, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 49,886,422 shares of common stock, par value $.01, outstanding as of September 30, 1999.

 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                                September 30,    December 31,
                                                                                    1999             1998
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $     10,171     $      9,787
 Short-term investments                                                              190,074          174,325
 Accounts receivable, net of allowance of $5,057 and $5,214                           81,849           79,258
 Prepaid expenses, advances and other                                                 27,206           26,955
 Deferred income taxes                                                                 1,747            1,247
                                                                                 -----------      -----------
   Total current assets                                                              311,047          291,572
 Property and equipment, net of accumulated
  depreciation of $39,865 and $32,908                                                 42,678           44,961
 Statutory deposits                                                                   14,874           14,906
 Other assets                                                                          8,227            9,055
 Deferred income taxes                                                                 2,290            2,281
                                                                                  ----------      -----------
   Total assets                                                                 $    379,116     $    362,775
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                  $         29     $         60
 Short-term borrowings                                                                 3,507            1,845
 Accounts payable                                                                     21,891           19,071
 Medical claims payable                                                              151,320          129,265
 Deferred premium revenue                                                             17,268           17,167
 Deferred income taxes                                                                   465            1,026
                                                                                 -----------      -----------
   Total current liabilities                                                         194,480          168,434
 Notes payable                                                                             -               14
 Deferred income taxes                                                                 2,918            3,109
                                                                                 -----------      -----------
   Total liabilities                                                                 197,398          171,557
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par,  100,000,000 shares  authorized;  59,772,502 issued and
  49,886,422 outstanding at September 30, 1999; 56,772,502 issued and
  49,634,162 outstanding at December 31, 1998                                            597              567
 Additional paid-in capital                                                          158,868          138,247
 Stock compensation trust (common stock held in trust)                               (89,484)         (68,926)
 Treasury stock, 9,886,080 shares at September 30, 1999; 7,138,340 shares
  at December 31, 1998                                                              (100,982)         (75,623)
 Accumulated other comprehensive income (Note 2)                                        (418)           1,313
 Retained earnings                                                                   213,137          195,640
                                                                                 -----------      -----------
   Total stockholders' equity                                                        181,718          191,218
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    379,116     $    362,775
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ending
                                                                                September 30,     September 30,
                                                                                    1999              1998
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    318,794      $    281,777
  Fee and other                                                                        5,224             5,006
  Life and short-term disability premium                                               2,089             1,751
  Home health services                                                                 6,531             5,171
  Investment                                                                           2,612               944
  Gain on sale of real estate                                                              -             4,897
                                                                                 -----------       -----------
    Total revenue                                                                    335,250           299,546
                                                                                 -----------       -----------
Expense
  Medical                                                                            281,050           250,997
  Life and short-term disability claims                                                  934               930
  Home health patient services                                                         5,264             4,397
  Administrative (including interest expense of $211 and $96)                         37,441            33,257
  Loss on retirement of computer equipment                                                 -             4,604
  Federal Employees' Health Benefits Program
    potential settlement (Note 3)                                                          -            16,500
                                                                                 -----------       -----------
    Total expense                                                                    324,689           310,685
                                                                                 -----------       -----------
Income (loss) before income taxes                                                     10,561           (11,139)

Income tax (expense) benefit                                                          (3,441)            4,396
                                                                                 -----------       -----------

Net income (loss)                                                               $      7,120      $     (6,743)
                                                                                 ===========       ===========

Basic earnings (loss) per common share (Note 2)                                 $        .17      $       (.15)
                                                                                 ===========       ===========

Diluted earnings (loss) per common share (Note 2)                               $        .17      $       (.15)
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                September 30,     September 30,
                                                                                    1999              1998
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    925,335      $    833,872
  Fee and other                                                                       16,063            15,405
  Life and short-term disability premium                                               6,043             5,051
  Home health services                                                                17,279            15,606
  Investment                                                                           7,258             7,647
  Gain on sale of real estate                                                              -             5,692
                                                                                 -----------       -----------
    Total revenue                                                                    971,978           883,273
                                                                                 -----------       -----------
Expense
  Medical                                                                            817,635           741,844
  Life and short-term disability claims                                                2,849             2,742
  Home health patient services                                                        14,117            12,718
  Administrative (including interest expense of $377 and $361)                       110,775            99,616
  Loss on retirement of computer equipment                                                 -             4,604
  Federal Employees' Health Benefits Program
    potential settlement (Note 3)                                                          -            16,500
                                                                                 -----------       -----------
    Total expense                                                                    945,376           878,024
                                                                                 -----------       -----------
Income before income taxes                                                            26,602             5,249

Income tax expense                                                                    (9,105)           (1,717)
                                                                                 -----------       -----------

Net income                                                                      $     17,497      $      3,532
                                                                                 ===========       ===========
Basic earnings per common share (Note 2)                                        $        .42      $        .08
                                                                                 ===========       ===========

Diluted earnings per common share (Note 2)                                      $        .42      $        .08
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                  Nine Months
                                                                                                     Ending
                                                                                               September 30, 1999
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     17,497
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      7,759
    Provision for bad debts                                                             (102)
    Provision for deferred income taxes                                                 (128)
    Loss on sale of disposal of assets                                                     8
    Increase in accounts receivable                                                   (2,489)
    Increase in prepaid expenses, advances, and other                                   (251)
    Increase in accounts payable                                                       2,820
    Increase in medical claims payable                                                22,055
    Increase in deferred premium revenue                                                 101
                                                                                 -----------
        Total adjustments                                                                               29,773
                                                                                                   -----------
        Net cash provided by operating activities                                                       47,270

Cash flows used in investing activities:
  Purchases of short-term investments                                               (265,361)
  Sales of short-term investments                                                    246,715
  Purchases of property and equipment                                                 (4,815)
  Purchases of other assets                                                             (167)
  Proceeds from sale of assets                                                           391
                                                                                 -----------
        Net cash used in investing activities                                                          (23,237)

Cash flows used in financing activities:
  Principal payments on notes payable                                                    (45)
  Increase in short-term borrowings                                                    1,662
  Exercise of stock options                                                               75
  Stock option tax benefit                                                                18
  Purchase of treasury stock                                                         (25,359)
                                                                                 -----------
        Net cash used in financing activities                                                          (23,649)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                  384

Cash and cash equivalents at beginning of period                                                         9,787
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $     10,171
                                                                                                   ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                  Nine Months
                                                                                                     Ending
                                                                                               September 30, 1998
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $      3,532
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      8,604
    Provision for bad debts                                                               65
    Provision for deferred income taxes                                                 (759)
    Gain on sale and disposal of fixed assets                                           (982)
    Decrease in accounts receivable                                                    6,248
    Increase in prepaid expenses, advances, and other                                (10,251)
    Increase in accounts payable                                                       1,011
    Increase in medical claims payable                                                16,909
    Increase in deferred premium revenue                                               3,853
                                                                                 -----------
        Total adjustments                                                                               24,698
                                                                                                   -----------
        Net cash provided by operating activities                                                       28,230

Cash flows used in investing activities:
  Purchases of short-term investments                                               (262,172)
  Sales of short-term investments                                                    256,528
  Purchases of property and equipment                                                 (6,842)
  Purchases of statutory deposits                                                       (100)
  Reduction in other assets                                                             (778)
  Proceeds from sale of assets                                                        12,333
                                                                                 -----------
        Net cash used in investing activities                                                           (1,031)

Cash flows used in financing activities:
  Principal payments on notes payable                                                    (45)
  Increase in short-term borrowings                                                      195
  Exercise of stock options                                                            5,417
  Stock option tax benefit                                                             2,475
  Purchase of treasury stock                                                         (34,412)
                                                                                 -----------
        Net cash used in financing activities                                                          (26,370)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                  829

Cash and cash equivalents at beginning of period                                                         3,570
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      4,399
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

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of September 30, 1999, the consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1998 audited consolidated financial statements. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                1999          1998          1999          1998
                                              ----------    ----------    ----------    ----------
Numerator:
 Net income (loss)                             $    7,120    $   (6,743)   $   17,497    $    3,532
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    40,896,492    45,042,891    41,750,913    46,339,272
 Dilutive securities - employee stock options      31,894             -        51,382        83,315
 Denominator for diluted earnings per share
  - adjusted weighted average shares           40,928,386    45,042,891    41,802,295    46,422,587



Options to purchase approximately 9.0 million shares of common stock at various prices were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

During the first nine months of 1999 and 1998, total comprehensive income amounted to $15,766,000 and $984,000, respectively.

The Company maintains a stock compensation trust ("SCT") to fund its obligations arising from its various stock option plans. Shares held by the SCT are excluded from the denominator used in calculating basic and diluted earnings per common share.

NOTE 3 - FEDERAL EMPLOYEES' HEALTH BENEFIT PROGRAM POTENTIAL SETTLEMENT

During 1998, a pretax charge of approximately $16.5 million, which includes approximately $4.4 million of interest, was recognized in the Company's financial statements in anticipation of negotiations relating to potential governmental claims for contracts with The United States Office of Personnel Management ("OPM"), based upon an audit conducted by the Office of Inspector General concerning the Company's participation in the Federal Employee Health Benefit Program ("FEHBP") for the years 1992- 1997, related to findings for years 1992-1994. The report had no findings for the years 1995-1997. In the normal course of business, OPM audits health plans with which it contracts to verify, among other things, that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. While the government's initial on-site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take two to three years.

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

                                                Three Months Ending               Nine Months Ending
                                           September 30,    September 30,    September 30,    September 30,
                                               1999             1998             1999             1998
In 000's                                   ------------     ------------     ------------     ------------
Revenues:
 Commercial risk                           $    304,096     $    262,303     $    887,201     $    770,627
 Preferred Provider Organizations                 5,224           10,355           16,063           15,405
 Medicare                                             -            5,006                -           36,289
 All other                                       23,318           16,041           61,456           47,613
                                            -----------      -----------      -----------      -----------
                                           $    332,638     $    293,705     $    964,720          869,934
                                            ===========      ===========      ===========      ===========

Income before taxes:
 Commercial risk                           $      5,696     $      2,791     $     12,208     $      9,081
 Preferred Provider Organizations                 2,716            2,603            8,352            7,628
 Medicare                                             -           (1,740)               -           (5,315)
 All other                                         (334)             517             (856)           2,003
                                            -----------      -----------      -----------      -----------
                                           $      8,078     $      4,171     $     19,704     $     13,397
                                            ===========      ===========      ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                Three Months Ending               Nine Months Ending
                                           September 30,    September 30,    September 30,    September 30,
                                               1999             1998             1999             1998
In 000's                                   ------------     ------------     ------------     ------------
Total profit from reportable segments      $      8,412     $      3,654     $     20,560     $     11,394
Other (loss) profit                                (334)             517             (856)           2,003
Unallocated amounts:
 Investment income                                2,483              897            6,898            7,264
Gain on sale of real estate                           -            4,897                -            5,692
Federal Employee Health Benefits
  Program potential settlement                        -          (16,500)               -          (16,500)
Loss on retirement of equipment                       -           (4,604)               -           (4,604)
                                            -----------      -----------      -----------      -----------
Income before taxes                        $     10,561     $    (11,139)    $     26,602    $       5,249
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

3. The possibility of increased litigation, legislation or regulation (such as the numerous class action lawsuits that have been recently filed against managed care companies and the pending initiatives to increase health care regulation) that might increase regulatory oversight which, in turn, would have the potential for increased costs.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated net income of the Company was $7,120,000 for the third quarter of 1999 as compared with a consolidated net loss of $6,743,000 for the third quarter of 1998. Diluted earnings(loss) per share was $.17 in the third quarter of 1999 as compared to $(.15) in the third quarter of 1998. The increase in earnings is attributable to an increase in premiums per member, a reduction in the medical loss ratio, an increase in investment income offset somewhat by an increase in administrative expense. In addition, the third quarter of 1998 included a non-recurring item related to the results of an audit conducted in connection with the Company's participation in the FEHBP. The medical loss ratio decreased principally due to an increase in premiums per member and continuing efforts by the Company to control medical costs through utilization review, enhanced claim adjudication, and increased claims audit and claims reversal activity. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania.)

Revenue for the three months ended September 30, 1999 increased approximately $35.7 million or 11.9 percent over the three months ended September 30, 1998. A
8.2 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $23.2 million in health premium revenue while a 4.5 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $13.8 million increase in health premium revenue. The increase in enrollment is principally due to the Company's commercial membership. Management believes that commercial health premiums should continue to increase over the remainder of the year as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing cannot, in most circumstances, be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Commercial premium rate increases are expected to be in the range of 5% to 7% for the remainder of 1999. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its participation in the Medicare program. Specifically, effective January 1, 1999, the Company withdrew from participation in the Medicare program. Effective November 1, 1999 the Company has ended its participation in the North Carolina and West Virginia Medicaid Programs. In addition, the Company its considering ending its participation in the Virginia Medicaid Program by notifying Virginia on April 30, 2000 of termination which would then be effective on June 30, 2000. The Company took these actions due to continuing sustained losses in these programs.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area and increased competition in the Company's service area.

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries contributed approximately $6.5 million in revenue in the third quarter of 1999 as compared with $5.2 million in the third quarter of 1998. Revenue from life and short-term disability products contributed $2.1 million in revenue in the third quarter of 1999 as compared to $1.8 million for the same period in 1998.

Investment income increased $1.7 million primarily due to the decrease in realized losses on sales of marketable equity securities.

Medical expenses as a percentage of health premium revenue ("medical loss ratio") decreased to 88.2 percent for the third quarter of 1999 as compared to
89.1 percent for the comparable period of 1998. On a per member per month basis, medical expenses increased 3.5 percent. The decrease in the medical loss ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, expanded activity in specialized subrogation areas and claims review for dual health coverage, the Company's withdrawal from the Medicare program effective January 1, 1999, and also increased premiums per member. These initiatives are ongoing and should help to control the Company's medical loss ratio. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member are forward-looking statements. See "Forward- Looking
Information" above for a description of risk factors that may affect medical expenses per member and the medical loss ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") stayed relatively stable at 11.2 percent for the third quarter of 1999 as compared to 11.1 percent for the same period in 1998. Management believes that the administrative expense ratio will increase slightly over the remainder of the year as additional personnel with specialized medical and other expertise are hired. Management's expectation concerning the administrative expense ratio is a forward- looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Included in the Company's third quarter 1998 results is a $16,500,000 accrual related to an audit conducted by the Office of Inspector General concerning the Company's participation in the FEHBP for the years 1992- 1997. The report's preliminary findings indicate that in the years 1992- 1994 the FEHBP was charged rates that exceeded the then market price. In the first quarter of 1999 the Company received OPM's final audit report. Its findings are consistent with the preliminary report which was the basis for recording the $16.5 million pretax charge in 1998. In the second quarter of 1999, the Company formally responded to OPM's final audit report accepting a portion of the findings while contesting other of the report's findings. The Company intends to negotiate on the remaining contested matters with OPM to attain a mutually satisfactory result. There can be no assurance that these negotiations will be concluded satisfactorily, that the audit will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. The Company believes that any ultimate liability in excess of amounts accrued would not materially affect the Company's consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future period if resolved unfavorably. The report had no findings for the years 1995-1997.

The net margin rate increased from a negative (2.3) percent in the third quarter of 1998 to 2.1 percent in the current quarter. This increase is consistent with the factors previously described.

THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company's consolidated net income for the nine months ended September 30, 1999 increased to $17,497,000 from $3,532,000 for the nine months ended September 30, 1998. Earnings per share on net income increased from $.08 in the first nine months of 1998 to $.42 for the same period in 1999. The increase in earnings is attributable to an increase in premiums per member, a reduction in the medical loss ratio, offset somewhat by a slight decrease in investment income and an increase in administrative expense. In addition, the 1998 results include a non-recurring item related to the results of an audit conducted in connection with the Company's participation in the FEHBP. The audit covered the periods 1992- 1997 with the audit findings related to years 1992-1994. There were no findings for the years 1995-1997.

Revenue for the nine months ended September 30, 1999 increased approximately $88.7 million or 10.0 percent over the nine months ended September 30, 1998. A
3.2 percent increase in average premiums per HMO and indemnity enrollee increased health premium revenue by approximately $28.5 million and a 7.6 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $63.0 million in health premium revenue. Revenue from life and short-term disability products contributed $6.0 million in revenue for the first nine months of 1999 as compared to $5.1 million for the same period in 1998.

The Company's home health operations contributed $17.3 million for the first nine months of 1999 as compared with $15.6 million for the first nine months of 1998.

Investment income was $7.3 million and $7.6 million for the first nine months of 1999 and 1998, respectively.

The medical loss ratio decreased to 88.4 percent for the nine months ended September 30, 1999 as compared to 89.0 percent for the comparable period in 1998. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The administrative expense ratio for the first nine months of 1999 essentially stable increasing to 11.4 percent as compared to 11.3 percent for the same period in 1998.

Included in the Company's year-to-date 1998 results is a $16,500,000 accrual related to an audit conducted by the Office of Inspector General concerning the Company's participation in FEHBP for the years 1992 - 1997. The report's preliminary findings indicate that in the years 1992 - 1994 the FEHBP was charged rates that exceeded the then market price. The report had no findings for the years 1995-1997. In the first quarter of 1999 the Company received OPM's final audit report. Its findings are consistent with the preliminary report which was the basis for recording the $16.5 million pretax charge in 1998. In the second quarter of 1999, the Company formally responded to OPM's final audit report accepting a portion of the findings while contesting other of the report's findings. The Company intends to negotiate on the remaining contested matters with OPM to attain a mutually satisfactory result. There can be no assurance that these negotiations will be concluded satisfactorily, that the audit will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. The Company believes that any ultimate liability in excess of amounts accrued would not materially affect the

Company's consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future period if resolved unfavorably.

The net margin rate increased from .4 percent for the first nine months of 1998 to 1.8 percent for the comparable period of 1999. This increase is consistent with the factors previously described.

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

The Company's cash and short-term investments increased from $184.1 million at December 31, 1998 to $200.2 million at September 30, 1999, primarily due to the timing of medical expense payments which traditionally lag behind increased premiums per member and net income offset by the effect of treasury stock purchases. Accounts receivable increased from $79.3 million at December 31, 1998 to $81.8 million at September 30, 1999, principally due to the timing of customer payments and increases in membership.

Net property and equipment decreased from $45.0 million at December 31, 1998 to $42.7 million at September 30, 1999 primarily due to assets becoming fully depreciated.

Medical claims payable increased from $129.3 million at December 31, 1998 to $151.3 million at September 30, 1999, primarily due to increased membership and an increase in medical expenses per member.

Additional paid-in capital increased from $138.2 million at December 31, 1998 to $158.9 million at September 30, 1999 due principally to an additional 3.0 million shares of the Company's stock being placed into the stock compensation trust. This also accounts for the change in the stock compensation trust balance.

Treasury stock increased from $75.6 million at December 31, 1998 to $101.0 million at September 30, 1999 due to the purchase of 2,747,740 additional shares by the Company at a total cost of $25,359,000.

The Company currently has access to total revolving credit facilities of $29.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At September 30, 1999, approximately $2.9 million was drawn against these facilities. In addition, the Company maintains a $12 million letter of credit for the benefit of the North Carolina Insurance Department in support of operations of MAMSI Life and Health Insurance Company, and a $150,000 letter of credit for the Company's home health subsidiary. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                         September 30,    December 31,
                                                             1999             1998
                                                         ------------     ------------
Cash and cash equivalents                                $     10,171     $      9,787
Short-term investments                                        190,074          174,325
Working capital advances to Maryland hospitals                 14,799           12,261
                                                          -----------      -----------
Total available liquid assets                                 215,044          196,373
Credit line availability                                       13,950           14,855
                                                          -----------      -----------
Total short-term capital resources                       $    228,994     $    211,228
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

In 1997, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue ("Y2K"). This issue affects computer systems that have time- sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs. As a part of the Company's initial assessment, 1,300 software programs were identified for Y2K review. Of those 1,300, 182 programs were identified as needing modification, of which 145 were modified and 37 were determined to be obsolete. To date, the Company has modified the majority of the programs with internal resources diverted from other projects, none of which are critical to the Company's daily operations. Testing and validation of the modified programs is complete. The Company has incurred less than $500,000 to date and does not anticipate significant additional costs to bring the Y2K compliance program to completion. All of the Company's critical vendors have indicated Y2K compliance or that they will be Y2K compliant prior to December 31, 1999. Based upon the work completed to date, the Company does not anticipate any future material impact on its financial statements. With regard to the Company's most reasonably likely worst case scenario, the Company believes that such scenario involves the possibility that a small number of reports will display incorrect data, a small number of programs may give unusual data, and a small number of vendors will not be Y2K compliant. The Company has developed a contingency plan which identifies back-up vendors or back-up procedures to be used in the event of a Y2K incident. If internal resources prove to be insufficient, the Company will engage outside resources. The statements in this paragraph regarding future effects of the year 2000 issue is a forward-looking statement. See "Forward-Looking Information" for a description of risk factors.

At its October Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin November 15, 1999 and extend through June 30, 2000. As of September 30, 1999, the Company had repurchased 2,747,740 shares of its common stock for a total cost of approximately $25.4 million under its then current stock repurchase program.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company invests in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company has no significant market risk with regard to liabilities. There are no material changes in market risk exposure at September 30, 1999 when compared with December 31, 1998.

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

On February 18, 1999, certain providers filed a class action lawsuit in the Circuit Court for Anne Arundel County ("Court"), Maryland concerning the construction and application of Section 15-1008 of the Maryland Insurance Article. The complaint requests an accounting of claims' payments, injunctive relief and punitive damages. On August 13, 1999 the Court dismissed the class action lawsuit. The plaintiffs filed a similar class action lawsuit which was dismissed by the Court on October 1, 1999.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 20, 1999 the Company's Stock Compensation Trust ("the Trust") purchased from the Company 1,500,000 shares of Mid Atlantic Medical Services, Inc. Common Stock at a price of $9.1875 for $15,000 in cash and $13,781,250 in the form of a note payable to the Company. The sale was exempt under Section 4(2) of the Securities Act of 1933. The Trust is used to meet grant obligations of the Company's stock option plans, and the shares issuable upon exercise of these options are registered under the 1933 Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  See the Exhibit index on page 17 of the Form 10-Q.
(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                (Registrant)






Date: November 12, 1999  /s/    Robert E. Foss
                         -------------------------------------
                              Robert E. Foss
                              Senior Executive Vice President and
                              Chief Financial Officer (duly authorized officer and principal financial officer)

6(a) List of Exhibits.

                                EXHIBIT INDEX

                                                    Location of Exhibit
Exhibit                                                In Sequential
Number      Description of Document                  Numbering System
-------     -----------------------                 -------------------


10.995      First Amendment to Employment Agreement between
            the Company and Mark D. Groban. . . . . . . . . . . . . . .

10.996      First Amendment to Employment Agreement between
            the Company and Thomas P. Barbera. . . . . . . . . . . . . .

10.997      First Amendment to Employment Agreement between
            the Company and Robert E. Foss. . . . . . . . . . . . . . .

10.998      Amended and Restated Stock Compensation Trust
            Agreement dated August 20, 1999. . . . . . . . . . . . . . .

10.999      Common Stock Purchase Agreement dated August 20, 1999. . . .

10.21       Allonge to Replacement Promissory Note
            dated August 20, 1999. . . . . . . . . . . . . . . . . . . .

27          Financial Data Schedule for the Nine
            Months Ended September 30, 1999. . . . . . . . . . . . . . .