Form 10-K
period 1999-12-31
MID ATLANTIC MEDICAL SERVICES INC
filed 2000-03-29
CIK 805037

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended DECEMBER 31, 1999

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

[  ]

Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of March 3, 2000: Approximately $365 million.

                      APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 48,700,222 shares of common stock as of March 3, 2000

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant's annual meeting of shareholders to be held on May 1, 2000 is incorporated by reference into Part III of this Form 10-K.

                               FORM 10-K

                                 INDEX

ITEM NO.   DISCLOSURE REQUIRED                                    PAGE

                                 PART I

Item 1     Business ..............................................   4
Item 2     Properties ............................................  15
Item 3     Legal Proceedings .....................................  15
Item 4     Submission of Matters to a Vote of Security Holders ...  16

                                 PART II

Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters ................................   17
Item 6     Selected Financial Data ..............................   18
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................   19
Item 7A    Quantitative and Qualitative Disclosures About
             Market Risk ........................................   25
Item 8     Financial Statements and Supplementary Data ..........   26
Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ................   48

                                 PART III

Item 10    Directors and Executive Officers of the Registrant ...   49
Item 11    Executive Compensation ...............................   49
Item 12    Security Ownership of Certain Beneficial Owners
             and Management .....................................   49
Item 13    Certain Relationships and Related Transactions .......   49

                                 PART IV
Item 14    Exhibits, Financial Statement Schedules
             and Reports on Form 8-K ............................   50

                                     PART I

ITEM 1. BUSINESS

Mid Atlantic Medical Services, Inc. is a holding company for subsidiaries active in managed health care and other life and health insurance related activities. Mid Atlantic Medical Services, Inc. and its subsidiaries (the "Company" or "MAMSI") offer a broad range of managed health care coverage and related ancillary insurance and other products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), and a life and health insurance company. MAMSI owns a home health care company, a pharmaceutical services company and a hospice company. The Company also has a partnership interest in an outpatient surgery center.

GENERAL DEVELOPMENT OF BUSINESS

Mid Atlantic Medical Services, Inc. was incorporated in Delaware in 1986 to serve as a holding company for MD - Individual Practice Association, Inc. ("M.D. IPA") and Physicians Health Plan of Maryland, Inc. ("PHP-MD"). MAMSI made an exchange offer for all of the issued and outstanding shares of common stock of M.D. IPA and PHP-MD in 1987.

M.D. IPA, a Federally qualified HMO, was organized as a non-stock corporation in 1979. M.D. IPA operated as a non-profit organization until 1985 when it amended its articles of incorporation and was reorganized into a stock corporation.

PHP-MD, an individual practice association ("IPA"), was organized as a non-stock corporation in 1979 to provide physician and other medical services to M.D. IPA enrollees. PHP-MD operated as a non-stock organization until it amended its articles of incorporation and was reorganized into a stock corporation in 1984.

MANAGED HEALTH ORGANIZATIONS

MAMSI's primary business is insuring health care coverage through its HMOs and its life and health insurance company. During 1999, MAMSI offered HMO coverage through four licensed HMO subsidiaries - M.D. IPA, Optimum Choice, Inc.(R) ("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") (hereinafter M.D. IPA, OCI, OCCI and OCIPA will be collectively referred to as the "HMOs" or "MAMSI HMOs"). MAMSI offers life and health insurance through MAMSI Life and Health Insurance Company ("MLH").

M.D. IPA became a licensed HMO in Maryland in 1981 and in Virginia in 1985. M.D. IPA's present service area (which includes all geographic areas in which the HMO received regulatory approval to cover health care services) includes the entire state of Maryland, the District of Columbia and most counties and cities in Virginia including the Northern Virginia, Richmond/Tidewater and Roanoke areas ("HMO Service Area"). In addition to serving governmental entities such as the U.S. Office of Personnel Management under the Federal Employees Health Benefits Program, M.D. IPA generally provides coverage to the larger commercial group market.

OCI, a non-Federally qualified HMO, became a licensed HMO in Maryland in 1988, in Virginia in 1990, in Delaware in 1993 and in West Virginia in 1994. OCI generally operates within the small and large business market, which is comprised of both small and large group employers. OCI also covers Medicaid recipients in Virginia. OCI withdrew from Medicaid in West Virginia at the end of October, 1999. OCI's present commercial service area includes the entire states of Maryland, West Virginia and Delaware, the District of Columbia, and most counties and cities in Virginia.

OCCI, a non-Federally qualified HMO, became a licensed HMO in North Carolina in 1995 and South Carolina in 1996. OCCI operates in both the small and large group commercial market. OCCI withdrew from the Medicaid program at the end of October, 1999. OCCI's present service area includes certain areas of North Carolina and South Carolina. OCCI has yet to market its products in South Carolina.

OCIPA, a non-Federally qualified HMO, became a licensed HMO in Pennsylvania in 1996. OCIPA stopped writing new business in June, 1999, and expects to cease all operations in Pennsylvania by June, 2000.

MLH, a life and health insurance company, is licensed in 31 states and the District of Columbia and actively markets in the states in which the Company has licensed HMOs, including Pennsylvania. MLH sells group health insurance, including managed indemnity, PPO, and point of service health products to large and small employers and individuals. MLH also sells dental insurance and group term life insurance as well as short-term disability insurance.

GENERAL

HMOs typically provide or arrange for the provision of comprehensive medical services (including physician and hospital care) to enrollees for a fixed, prepaid premium regardless of the amount of care provided. Enrollees generally receive care from participating primary care physicians ("PCPs") who, as required, refer enrollees to participating specialists and hospitals. HMOs require enrollees to utilize participating physicians and other participating health care practitioners.

The goal of an HMO is to encourage quality health care and to perform care coordination designed to encourage the efficient, effective, and appropriate use of health care services. This includes monitoring physician services, hospital admissions and lengths of stay and maximizing the appropriate use of non-hospital based medical services.

The Company's HMO network of physicians and health care practitioners is organized as an Individual Practice Association ("IPA"). Under the IPA model, the HMO contracts with a broadly dispersed group of physicians and health care practitioners to provide medical services to enrollees in the physicians' own offices and in hospitals; the physicians and health care practitioners are generally paid on a capitated or a negotiated fee maximum basis. Physicians and health care practitioners may contract directly with the HMO or through a designated organization that, in turn, contracts with the HMO.

MAMSI'S HMO PRODUCTS

MAMSI's HMOs offer a range of benefit plans for providing health care coverage to enrollees. Generally, enrollees arrange for coverage through their employer. However, in certain circumstances, group enrollees can convert their coverage to an individual contract upon separation from their employer. Employers may or may not renew their HMO agreements annually. Moreover, within each employer group, the HMO may or may not experience increases or decreases in enrollment by individual enrollees. MAMSI's HMOs also offer individual coverage to the commercial and Medicaid markets in some of its service area. During 1999, the Company ceased its participation in the Medicaid programs of West Virginia and North Carolina.

Under traditional HMO coverage, the enrollee selects a PCP from the HMO's network of physicians and health care practitioners. Most medical care provided to the enrollee must be authorized and coordinated by the PCP. Generally, the enrollee pays a copayment for all PCP and specialist office visits and may also be required to pay a copayment for hospital admissions and emergency room services.

Except in emergencies, enrollees are generally required to utilize only those participating professional and institutional health care physicians and practitioners that have contracted with the IPA (see further discussion under "HMO Arrangements with Physician and Institutional Health Care Practitioners").

OCI, M.D. IPA and OCCI also offer point-of-service coverage. In this plan, enrollees have the choice of seeking care from the PCP or from any physician of their choice (point-of- service option). Whenever care is provided under the point-of-service option and the enrollee visits a physician or health care practitioner outside of the HMO network, the plan generally covers the lesser of 80% of the requested charges or 100% of the maximum allowable charges for the service provided. The enrollee may be responsible for the remainder of the charge.

Additionally, MAMSI, through its subsidiaries, offers hybrid products to large employer groups. These products offer the ability to tailor employee health care offerings by varying benefit designs, funding methods and insurance risk. Hybrid products generally compete in the so-called "self-funded" employer plan marketplace. A typical hybrid product combines the use of capitated PCPs to serve as care coordinators and employer funding of specialist and institutional claims on an "as paid" basis. For some large groups, MAMSI, through its subsidiary, MLH, underwrites the risk of loss on a specific and/or aggregate stop loss basis.

OCI offers HMO coverage to recipients of Title XIX Medical Assistance ("Medicaid") in Virginia. The Medicaid plan operates in a manner similar to the traditional HMO plan. Virginia pays a monthly premium based upon the age, sex and geographic location of the recipients for whom OCI provides access to health care. At December 31, 1999, OCI's Medicaid service area includes certain areas of Virginia. OCI's Medicaid contract in Virginia expires on June 30, 2000. Company management has made the decision to not renew this contract.

Under all coverage options, enrollees receive the following basic benefits: primary and specialist physician services; hospital services such as diagnostic tests, x-rays, nursing and maternity services; outpatient diagnostic tests such as laboratory tests, x-rays, and allergy testing and injections. A pharmacy benefit is provided under most coverage options.

MLH currently underwrites the indemnity coverage of the HMOs point-of-service plans, except OCCI, in addition to offering stand-alone indemnity (including
PPO) health and dental insurance, aggregate and specific stop loss insurance for self-insured groups, and group life, accidental death and short-term disability policies. In addition, MLH provides an administrative services only ("ASO") product to the State of Maryland. ASO business consists of allowing access to MAMSI's network of physicians and health care practitioners, without PCPs, and the payment of claims. MAMSI has no insurance risk on this product. MLH holds insurance licenses in 31 states and the District of Columbia including Maryland, Virginia, West Virginia, Delaware, Pennsylvania, North Carolina and South Carolina.

The Company's total health plan (managed care full risk and hybrid, ASO and indemnity health insurance) membership in the HMOs and MLH increased to approximately 766,000 at December 31, 1999 from 731,000 at December 31, 1998, an increase of 4.8 percent.

The following table sets forth information relevant to MAMSI's HMO and indemnity health plans as of December 31, 1999:

Employer Groups Served              28,000
Population of Aggregate HMO
  Service Area                  32,000,000
HMO Service Area Penetration
  (All HMO's)                           29%
Primary care Physicians              7,300
Specialist Physicians               15,700
Other Affiliated Health
  Care Practitioners                 9,300
Hospitals and Outpatient
  Facilities                         2,400
Pharmacies                          21,000

A significant portion of the Company's premium revenue is derived from Federal, state and local government agencies. For the years ended December 31, 1999, 1998 and 1997, approximately 8%, 11% and 11%, respectively, of premium revenue was derived from Federal government agencies which is included in the Medicare and Risk segments, and approximately 18%, 18% and 25%, respectively, was derived from Maryland and Virginia state and local government agencies located in the Company's service area which is included in the Risk segment.

PREFERRED PROVIDER ORGANIZATION ("PPO")

MAMSI offers access to its preferred provider networks through two subsidiaries:
Alliance PPO, LLC, ("Alliance") and Mid Atlantic Psychiatric Services, Inc. ("MAPSI").

PPOs allow enrollees to receive care from a network of participating physicians and health care practitioners who agree to provide services at contractually negotiated rates in exchange for increased patient volume. A PPO is different than an HMO in that PPOs allow participants the choice of using health care physicians and practitioners outside of the PPO network. The enrollee usually has a financial incentive to seek services from a participating physician or health care practitioner and can avoid higher out-of-pocket expenses such as co-payments, coinsurance or deductibles that are applied when an out-of- network physician or health care practitioner is used.

A PPO operates by being incorporated into an employer's current benefit program, and offers access to physician, hospital and facility services; utilization management and claims screening and re-pricing. The employer determines the level of the benefits, eligibility and any applicable co-payments or deductibles.

Alliance does not assume any insurance risk from medical utilization, and it is not the claims payor. The payor can be a self-funded employer, a third party administrator (TPA), a Health Benefits Trust Fund or a health insurance company. In return for access to the PPO's network, Alliance charges the payor either a per employee rate or a percentage of the savings of actual claims processed for the services accessed. MAMSI PPOs provide access to substantially the same network of physicians and health care practitioners as MAMSI HMOs.

Alliance is marketed primarily to and through insurance companies, insurance brokers, consultants, third party administrators, self-insured employers and union health and benefit trusts. The advantages of this marketing approach are minimized marketing costs and maximized market coverage through established employer relationships. Alliance also works directly with employers and unions that are self-insured and using direct marketing efforts. Major competition comes from other PPOs and insurance carriers.

As of December 31, 1999, Alliance had contracts with approximately 19,800 employer groups that had access to the Company's entire network of physicians and health care practitioners.

The MAPSI PPO is comprised of physicians and health care practitioners specializing in behavioral health and substance abuse care. Similar to Alliance PPO, MAPSI PPO does not assume any insurance risk and MAPSI's products are marketed directly to TPAs, self-insured groups, brokers, consultants, indemnity insurance plans and union health and benefit trusts. In addition, MAPSI contracts with indemnity insurers that want to offer groups a managed care behavioral health product. MAPSI believes it has a competitive advantage with its unique behavioral health screening process that offers the employer the benefit of enhanced coordinated treatment for employees as well as increased cost savings. MAPSI's major competitors are ValueOptions, Magellan, and MCC, Inc. As of December 31, 1999, MAPSI had a network of over 4,000 psychiatrists, psychologists, social workers, and other affiliated licensed behavioral health physicians and practitioners.

Alliance and MAPSI products are most often marketed jointly and the prospective purchaser may also purchase the MAPSI PPO if the Alliance PPO is purchased. A total of approximately 1,024,000 lives are covered under one or both of these PPO products as of December 31, 1999.

PPOs are not subject to HMO regulations by virtue of their business. However, PPOs are subject to certain state regulations governing the provision of PPO services such as mandatory state registration. It is likely that PPOs may be subject to increased regulatory oversight in the future.

OTHER PRODUCTS

In October, 1994, MAMSI acquired all of the outstanding stock of HomeCall, Inc. ("HomeCall") and its wholly-owned subsidiary, FirstCall, Inc. ("FirstCall"), for approximately $10 million, including direct expenses. HomeCall is a state licensed, Medicare certified home health agency. The combined operations of HomeCall and FirstCall include 17 branch locations that serve virtually all of Maryland, the District of Columbia, Northern Virginia and the Panhandle area of West Virginia. HomeCall achieved full accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), following its survey of all services in November, 1995. The Company achieved reaccreditation in November, 1998.

Also during 1994, the Company formed a home infusion services company, HomeCall Pharmaceutical Services, Inc. ("HCPS"), which received its pharmacy license in 1994, its Federal license from the Drug Enforcement Agency in 1995, and JCAHO accreditation in 1995 and 1998.

HomeCall, FirstCall and HCPS provide services that are generally lower cost alternatives to institutional treatment and care. The Company believes that it can provide better care to its members and reduce its medical costs by substituting, where medically appropriate, in- home medical treatment for treatment in an institutional setting.

Medical services provided by HomeCall, FirstCall and HCPS include skilled nursing, advanced nursing in support of infusion therapy, maternal/infant nursing, physical, speech and occupational therapy, medical social work, nutrition consultation and home health care aides. Services provided by HCPS include a comprehensive range of in-home drug infusion therapies, the delivery of infusion-ready drugs for physician office based infusion therapy and some hospice (as described below).

In April, 1996, HCPS started a mail-order pharmacy, HomeCall Mail RX, which received its pharmacy license and its Federal license in 1996. HomeCall Mail RX fills and delivers prescription oral medications via common carrier to patients in their homes. Approximately 13,500 prescriptions are filled each month. HomeCall Mail RX was sold to the Company's new Pharmacy Benefits Manager, Merck-Medco Managed Care, LLC effective January 1, 2000.

In November, 1996, the Company started HomeCall Hospice Services, Inc. ("HCHS"), which received its Maryland state license to operate a general hospice care program on December 3, 1996 and its Virginia hospice license on June 26, 1998. Based in Columbia, Maryland, HCHS was organized to address the needs of terminally ill patients and their families. The hospice program provides services to individuals in the comfort of their homes. HCHS underwent a voluntary accreditation review by JCAHO in November, 1998 and received full accreditation.

HCHS currently serves the Baltimore, Washington, D.C. and Northern Virginia metropolitan areas. It is the goal of HCHS to extend its service delivery area to all geographical areas served by MAMSI. The addition of hospice services complements MAMSI's other home care products by having a full range of services available to its members.

In addition to providing in-home medical care to the Company's members, HomeCall, FirstCall, HCHS and HCPS continue to provide services to other payors, including Medicare, insurance companies, other HMOs and individuals.

The Company also has an equity interest in an ambulatory surgery center located in Rockville, Maryland. The surgery center conducts outpatient surgery and services to HMO enrollees and other patients.

A summary of MAMSI's membership enrollment in all product lines is as follows:


                                MEMBERSHIP DATA AT DECEMBER 31
                               ---------------------------------
PRODUCT LINE                     1997        1998        1999
------------                   ---------------------------------
                                         (in thousands)
Commercial HMO (1)               389.1        424.9        452.5
Hybrid HMO (2)                   103.5         99.4        100.4
Medicaid                          34.0         30.9         12.3
Medicare                          11.2          7.0            -
Indemnity                        132.7        157.5        189.5
ASO (3)                           11.0         11.0         11.0
                               -------      -------      -------
                                 681.5        730.7        765.7
PPO (4)                        1,006.0      1,060.0      1,024.0
                               -------      -------      -------
Total Membership               1,687.5      1,790.7      1,789.7
                               =======      =======      =======

(1) Commercial HMO includes traditional HMO and point-of-service members.

(2) Hybrid HMO includes any business that uses MAMSI's network and care coordination PCPs, utilization management services, claims adjudication and payment services and that has a self-funded component. Generally, these products include specific and/or aggregate stop loss provisions.

(3) ASO includes administrative services only business without PCPs and no assumption of insurance risk by any MAMSI affiliate.

(4) PPO includes all business whereby access is granted to MAMSI's network of physicians and health care practitioners. MAMSI assumes no insurance risk and does not provide claims payment services on this business.

HMO ARRANGEMENTS WITH PHYSICIAN AND INSTITUTIONAL HEALTH CARE PRACTITIONERS

M.D. IPA and OCI contract with PHP-MD to provide physician and other health practitioner services to their enrollees. The HMOs are ultimately responsible for ensuring that an adequate number of physicians and other health care practitioners are under contract in order to provide health care services to enrollees.

The Company contracts with primary care and specialist physicians, dentists, social workers, psychologists, physical therapists and podiatrists. PCPs are usually paid a monthly capitation payment for each enrollee who has chosen that PCP. This capitation payment varies according to the age and sex of the enrollee and according to the primary care designation of the physician chosen by the enrollee. The primary care designations on which premiums are based fall into one of two types: (1) family and general practice, pediatrics and internal medicine, and (2) obstetrics and gynecology.

The HMOs have contractual arrangements with a combined total of 2,400 facilities, consisting of 400 hospitals and 2,000 non-hospital facilities, as of December 31, 1999. These facilities are located in the Company's HMO Service Area. Contracts with facilities are renewable annually.

HMO ARRANGEMENTS FOR OTHER SERVICES

The HMOs also contract with a number of entities to arrange for the provision of
other  services,   i.e.   emergency  care,  home  health  care,   pharmaceutical
assistance, laboratory testing and dental.

QUALITY ASSESSMENT/IMPROVEMENT

MAMSI conducts a multi disciplinary approach to its Quality Improvement ("QI") Program to ensure the provision of quality health care and services to its HMO enrollees in an appropriate and cost-efficient manner.

MAMSI recognizes the importance of a QI Program to determine and allocate appropriate resources that will have the greatest impact for members. The QI Program is designed to meet and serve the needs of employers, members, physicians and health care practitioners as well as to monitor timeliness, appropriateness and effectiveness of services via ongoing and systematic reviews of key indicators and aspects of care. The QI Program conducts member satisfaction surveys, identifies opportunities for improvements in providing care, adopts strategies to improve outcomes and monitors the improvement to report progress.

MAMSI's QI Committee, which operates under the direction and oversight of MAMSI's Board of Directors, includes administrative, clinical and health care practitioner representation. The Committee evaluates numerous quality related issues and outcomes measuring overall services provided to enrollees.

In addition, MAMSI utilizes several quality review mechanisms. Physician and health care practitioner applications are reviewed by a Credentials Committee in order to determine whether the applicant meets MAMSI's criteria, including Board Certification or eligibility.

MAMSI maintains a physician review process to determine whether the needed levels of medical service are being provided in a timely and efficient manner. The Company conducts medical reviews to monitor the quality of care provided. The Company also monitors hospital and out- of-plan referrals issued by primary care physicians.

In most situations, prior authorization must be obtained for non-emergency hospital admissions. Failure to secure prior authorization for non-emergency hospital admissions of enrollees may cause claims to be denied, and in some situations, practitioners may be sanctioned. Prior to admission for non-emergency hospital services, MAMSI applies certain medical criteria to authorize the admission.

After admission of an HMO enrollee, MAMSI monitors the course of hospital treatment and coordinates discharge planning with the physician and hospital utilization department. The clinical care coordination staff works with a physician during the course of treatment. If the physician needs to extend an enrollee's stay beyond the expected length of stay, the physician provides medical justification for the necessity of such proposed action in order to obtain specific approval.

The HMOs have established a grievance procedure to respond to enrollee and practitioner complaints. Persons covered by HMOs are given a right to seek a fast and fair review of adverse utilization review decisions, first internally by a medical director of the HMO and then in certain states, by an independent review organization or by a State regulator. Enrollees are encouraged to use this procedure. There is a similar grievance procedure for physician complaints.

MAMSI received commendable accreditation from the National Committee for Quality Assurance ("NCQA") for its two largest health maintenance organizations, M.D. IPA and OCI. The commendable accreditation applies to the commercial HMO/POS products. Commendable accreditation is given to managed care organization product lines and products whose systems for consumer protection and quality improvement exceed NCQA's rigorous requirements.

The Company's home health care, home infusion, and home hospice subsidiaries underwent voluntary reaccreditation review by JCAHO in November, 1998. Full accreditation status was awarded as a result of this process.

COMPETITION AND MARKETING STRATEGY

The health care industry is characterized by intense competition. MAMSI recognizes the possibility that other entities with greater resources may enter into competition with MAMSI in the future by either entering its HMO or indemnity service area or by designing alternative health care delivery systems. HMOs compete not only with other HMOs and managed care organizations, such as physician and health care practitioner sponsored organizations, but also with insurance companies that offer indemnity insurance products.

MAMSI's HMOs compete with approximately 19 HMOs or other prepaid alternative health care delivery systems that have a presence in MAMSI's significant service areas (Maryland, Virginia, Delaware, District of Columbia and North Carolina). The following table sets forth MAMSI's best estimate of 1999 enrollment of HMOs operating in its significant service areas.


                                                              Approximate
                                                                 Number

Insurer/HMO                                                   of Enrollees
-------------                                                 ------------
AETNA/U.S. Healthcare***.......................                  838,000
Mid Atlantic Medical Services, Inc.* ..........                  565,000
FreeState Health Plan** .......................                  541,000
Kaiser Permanente Health Plan .................                  516,192
United Healthcare .............................                  439,000
Cigna Healthcare...............................                  426,351
Trigon ........................................                  297,000
Partners Healthplan of North Carolina..........                  230,000
Optima ........................................                  225,000
Blue Cross/Blue Shield of North Carolina.......                  163,000


Source: The InterStudy Competitive Edge - 9.2

* - Includes members covered by the Company's HMOs only.

** - This company is owned by Care First-Blue Cross/Blue Shield of Maryland.

*** - Includes NYLCARE and Prudential membership.

MAMSI's HMOs compete with other HMOs and insurance companies on the basis of price, network and range of services offered to enrollees. PHP-MD competes with the same entities and with other IPAs for physician services. PHP-MD believes that its capitation payments to PCPs and the fee for service payments to specialists are competitive with other HMOs. MAMSI believes that the freedom IPA-model HMOs offer their enrollees in choosing from a greater number of physicians constitutes a competitive advantage over group or staff model HMOs. The ability to retain and attract enrollees will depend, in part, on how present enrollees assess their benefit packages, quality of service, network of physicians and health care practitioners, rates and the HMOs' responsiveness to enrollee needs.

MAMSI subsidiaries employed approximately 327 full-time individuals who provide marketing services for the Company's products as of December 31, 1999. MAMSI's marketing strategy includes identifying and contacting employers in its HMO Service Area. In addition, the Company employs prospecting, telemarketing, employer group consultation, referrals by consultants, and the use of a minimum number of selected brokers to acquire new accounts. Since 1994, the Company's strategy has included reducing the use of brokers for new business while increasing its internal sales force. New members acquired by the Company's dedicated sales force accounted for 64 percent of total large group new members and 96 percent of total small group new members in 1999.

RISK MANAGEMENT

With the exception of certain small group markets and other markets regulated by Federal and/or state law, OCI uses underwriting criteria as a part of its risk management efforts. Underwriting is the process of analyzing the risk of enrolling employer groups in order to establish an appropriate premium rate.

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

In addition, MAMSI's HMOs reduce the financial impact of catastrophic losses by maintaining reinsurance coverage for hospital costs. The reinsurer usually indemnifies either 90% of the approved per diem or fixed charge per procedure, or 80% of the eligible in and out of service area medical expenses in excess of $200,000 per enrollee per year up to a lifetime maximum of $2,000,000 in eligible medical costs with no more than $1,000,000 in any given year, or $5,000,000 for certain PPO members who have an unlimited lifetime maximum benefit.

GOVERNMENT REGULATION

MAMSI's HMOs and MLH are subject to state and, in some instances, Federal regulation. Among the areas regulated are: (i) premium rate setting; (ii) benefits provided; (iii) marketing; (iv) physician and health care practitioner contracts; (v) quality assurance and utilization review programs; (vi) adherence to confidentiality and medical records requirements; (vii) enrollment requirements; (viii) financial reserves and other fiscal solvency requirements; and (ix) appeals and grievances.

Under applicable law, HMOs must generally provide services to enrollees substantially on a fixed, prepaid basis without regard to the actual degree of utilization of services. The HMOs generally fix the premiums charged to employers for a 12 month period and revise the premium with each renewal. In setting premiums, the HMOs forecast health care utilization rates based on the relevant demographics and also consider competitive conditions and the average number of enrollees in the employer group. In addition to these premiums, HMO enrollees also make co-payments to physicians and health care practitioners.

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

M.D. IPA contracts with the Office of Personnel Management ("OPM") to provide or arrange health services under the Federal Employees Health Benefits Program ("FEHBP"). The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. The premiums established under the OPM contract are subject to periodic review and audit to determine if they were established in compliance with the community rating and other requirements under the FEHBP. The results of these audits could result in material adjustments. In recent years, OPM's review of the Company's premium rates has been completed during the year for which the rates were in effect without significant modification.

MAMSI's HMOs must file periodic reports with, and are subject to periodic review by state regulatory authorities. Although MAMSI's HMOs are not regulated specifically as insurance companies, they must comply with certain provisions of state insurance laws as well as other laws specifically enacted to regulate HMOs, such as minimum net worth and deposit requirements.

MLH is subject to regulation by the department of insurance in each state in which it is licensed. These regulations subject MLH to extensive review of the terms, administration and marketing of insurance products offered and minimum net worth and deposit requirements. In addition, MLH is required to file periodic reports and is subject to periodic audits and continuing oversight. The offering of certain new insurance products may require the approval of regulatory agencies.

The Company's home health care subsidiaries are regulated principally in four areas: home health care licensing; certification for participation in private insurance and government reimbursement programs; employee licensor and training requirements; and Federal occupational safety guidelines. The Company believes that it is in compliance with all applicable regulations, which include possessing the required Certificates of Need in all locations in which such certificates are required. Additionally, the Company's pharmacy businesses have obtained the necessary licenses and permits to operate.

MAMSI's customers include employee health benefit plans subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). To the extent that the Company has discretionary authority in the operation of these plans, the Company could be considered a plan fiduciary under ERISA. Plan fiduciaries are barred from engaging in various prohibited transactions, including self-dealing. They are also required to conduct the operations of employee benefits plans in accordance with each plan's terms.

Due to continued concern about privacy, the accountability of health insurers and HMOs, and the cost and availability of health care coverage, legislation has been considered and is likely to be considered by the United States Congress and the legislatures of the state in which the Company operates or may seek to operate.

In 1997, the "Health Insurance Portability and Accountability Act of 1996, Public Law 104- 191", commonly called "HIPAA" was enacted. This bill established certain requirements for insurers, health maintenance organizations and ERISA plans regarding eligibility rules for health care coverage. It also required the Federal government to establish rules governing the privacy of health care information submitted by electronic transmission. The Department of Health and Human Services (HHS) recently published draft regulations specifying rules to maintain the privacy of health care information submitted by electronic transmission. These rules, once final, will apply to insurers, health maintenance organizations and ERISA plans. Depending on the content of the final regulations, MLH and MAMSI's HMOs may need to modify current procedures for the transmission and processing of electronic claims as well as transactions occurring over the Internet.

State legislatures and the U.S. Congress continue to debate and consider legislation to amend civil tort law so as to expand "enterprise liability" to insurers, HMOs and ERISA plans as well as other health care reform initiatives. Neither Congress nor any state legislature in MAMSI's service area has enacted laws that would expand an insurer's or HMO's liability in tort action.

States in the Company's service area have enacted laws regarding the internal and external review of adverse utilization review decisions. Under these laws, persons covered by insurers or HMOs (subject to state regulation) are given a right to seek a fast and fair review of these decisions, first internally by a medical director and then externally by an independent review organization and/or a state regulator. Maryland, the District of Columbia, Virginia, North Carolina and Pennsylvania have enacted such laws. West Virginia is considering similar action.

State legislatures are looking at a variety of proposals to increase access to health care coverage. This includes expanding the eligibility rules for the Medicaid Program.

The Company believes that the current political environment will result in continued legislative scrutiny of health insurers and HMOs and may lead to additional legislative initiatives. The Company is unable to predict the ultimate impact of any federal or state restructuring of the health care delivery or financing systems, but such changes could have a material adverse impact on the operations and financial condition of the Company.

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

EMPLOYEES

As of December 31, 1999, the Company had a total of 2,813 employees, including 2,439 full- time and 374 part-time employees. MAMSI's home health care subsidiary employed 621 of these employees (391 on a full-time basis and 230 on a part-time basis). None of the Company's employees are covered by a collective bargaining agreement and the Company has not experienced any work stoppage since its inception.

TRADEMARKS

The Company has federally registered the right to use the trademark name "Optimum Choice, Inc."

SEGMENT INFORMATION

Segment   information   is  included  in  Item  8  "Financial   Statements   and
Supplementary Data" on pages 44 thru 46.

ITEM 2. PROPERTIES

The Company owns seven office buildings, one of which is sublet. These buildings are located in Rockville and Frederick, Maryland and total approximately 350,000 square feet of office and warehouse space. The Company's headquarters is located at 4 Taft Court, Rockville, Maryland 20850.

In addition, the Company leases approximately 193,000 square feet of office space in various locations within its service areas to support sales and administrative operations.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as the defendant in a suit filed by certain medical physicians and health care practitioners on March 26, 1997 in the Circuit Court for Anne Arundel County, Maryland, which alleges that the Company improperly reduced payments to participating physicians and health care practitioners in the form of "withhold". It is the plaintiffs' allegation that certain payments should not have been reduced in this manner and seek unspecified damages. This matter has been filed as a class action against the Company. On August 18, 1997, the court stayed further proceedings in the litigation pending plaintiff's pursuit of arbitration as provided for under the contract. The parties are in active arbitration proceedings at this time. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

During 1998, the Company became involved in a dispute with the Maryland Insurance Administration ("MIA") concerning the construction and application of
Section 15-1008 of the Maryland Insurance Article. The law limits the time within which a carrier may retroactively collect money owed by physicians and health care practitioners to the carrier by using the device of offsetting future payments to physicians and health care practitioners with the amount owed by the physician or health care practitioner to the carrier. The law does not affect the right of carriers to otherwise recover monies owed. The Company construed the law to be applicable to claims paid on or after October 1, 1997. The MIA construed the law to apply to retroactive adjustments made on or after October 1, 1997 and the MIA has ordered the Company to abide by its construction of the law. The matter remains within the jurisdiction of the MIA. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements as the MIA's current position affects the method of collection of the claims reversals, rather than the Company's legal right to the refunds.

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

There were no matters submitted for shareholder vote in the fourth quarter of 1999.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently listed on The New York Stock Exchange, Inc. ("NYSE") under the trading symbol MME. The following table sets forth for the indicated periods the high and low reported sale prices of the common stock as furnished by the NYSE.

                                     1999                     1998
                              -----------------        -----------------
                               HIGH        LOW          HIGH        LOW
                              -----------------        -----------------
First Quarter                 $12.88      $7.81        $13.88     $ 9.25
Second Quarter                 11.31       7.00         13.88      11.50
Third Quarter                  10.25       8.25         11.19       5.00
Fourth Quarter                  9.62       5.37         10.69       4.44

The Company has never paid any cash dividends on its common stock and presently anticipates that no cash dividends will be declared in the foreseeable future. Any dividends will depend on future earnings, the financial condition of the Company and regulatory requirements. See Note 12 to the Consolidated Financial Statements.

On January 11, 1999, the Company's Stock Compensation Trust ("SCT") purchased from the Company 1,500,000 shares of Mid Atlantic Medical Services, Inc. common stock at a price of $12.00 for $15,000 in cash and $17,985,000 in the form of a note payable to the Company. On August 20, 1999, the SCT purchased from the Company an additional 1,500,000 shares of Mid Atlantic Medical Services, Inc. common stock at a price of $9.19 for $15,000 in cash and $13,766,250 in the form of a note payable to the Company. The sales were exempt under Section 4(2) of the Securities Act of 1933, as amended, ("1933 Act"). The SCT is used to meet grant obligations of the Company's stock option plans, and the shares issuable upon exercise of these options are registered under the 1933 Act.

As of March 3, 2000 there were approximately 753 stockholders on record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA


                                                                 Year Ended December 31,
                                              1999          1998          1997          1996          1995
                                           ----------    ----------    ----------    ----------    ----------
                                           (in thousands except share amounts, key ratios and operating data)

SELECTED INCOME STATEMENT DATA

Revenue                                    $1,317,316    $1,187,901    $1,111,653    $1,133,742    $  954,907
Expense                                     1,277,486     1,175,665     1,090,213     1,138,677       858,567
Income (loss) before income taxes
  (benefit)                                    39,830        12,236        21,440        (4,935)       96,340
Net income (loss)                              26,322         9,045        14,489        (2,768)       61,124
Earnings (loss) per common share
Basic                                           $0.64         $0.20         $0.31        ($0.06)        $1.33
Diluted                                         $0.64         $0.20         $0.31        ($0.06)        $1.28
Weighted Average Shares
  Basic                                    41,255,327    45,407,006    46,273,484    45,978,864    46,127,112
  Diluted                                  41,266,604    45,473,995    46,885,666    45,978,864    47,908,379
Dividends                                       ---           ---           ---           ---           ---

SELECTED BALANCE SHEET DATA (AT DECEMBER 31)

Working capital                           $   118,995   $   123,138   $   128,065   $   118,870   $   153,668
Total assets                                  388,584       362,775       345,959       334,719       354,182
Long-term debt                                      -            14            74           134           194
Stockholders' equity                          186,821       191,218       208,307       184,400       217,216
Cash dividends per common share (1)             ---           ---           ---           ---           ---
KEY RATIOS

Medical care ratio                               87.9%         88.8%         89.4%         92.4%         81.9%
Administrative expense ratio                     11.6%         11.3%         11.7%         10.7%         10.5%
Net income margin                                 2.0%          0.8%          1.3%          (.2%)         6.4%
OPERATING DATA
Annualized hospital days per
  1,000 enrollees:
All products and health services (3)              238           265           297           331           313
HMO only (2)                                      191           191           192           203           222
Medicare (3)                                        -         2,425         2,566         2,698         2,531
Medicaid (3)                                      496           375           552           454           405
Annualized hospital admissions per
  1,000 enrollees (3)                              61            72            78            77            80
HMO, hybrid, ASO and indemnity
  health enrollees at year end                766,000       731,000       682,000       745,000       658,000
PPO enrollees at year end                   1,024,000     1,060,000     1,006,000       935,000       825,000
Participating providers at year end            34,700        33,600        28,400        24,300        21,077

Notes

1.   MAMSI has not declared or paid cash dividends on its common stock.

2. Days are presented exclusive of skilled nursing, neonatal intensive care and psychiatric inpatient care.

3. Days include acute and non-acute, skilled nursing, neonatal intensive care and psychiatric inpatient care.

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

4. The potential for increased medical expenses due to: - Increased utilization by the Company's membership. - Inflation in practitioner and pharmaceutical costs. - Federal or state mandates that increase benefits or limit the Company's oversight ability.

5. The possibility that the Company is not able to negotiate new or renewal contracts with appropriate physicians and health care practitioners.

GENERAL

During the three year period ended December 31, 1999, the Company experienced modest membership expansion. While membership in certain products continues to grow, others have shown decreases when compared to 1998. The Company has achieved its overall size by continually expanding its product lines which include point-of-service, small group, indemnity health, hybrid products and group term-life and through expansion into new geographic markets. Premium rates during this time have remained at or near competitive levels for the Company's marketplace. During 1999, the Company's consolidated operating margin showed improvement over 1998 after consideration of non-recurring items in 1998. The Company achieved 1999's results, in part, by implementing product price increases and reducing or eliminating membership in products or effectively terminating groups that had the potential for continued unprofitability. The Company anticipates that it will continue to increase premium rates during 2000. This is a forward-looking statement. See "Forward- Looking Information" above for a description of those risk factors.

The Company generally receives a fixed premium amount per member per month while the majority of medical expenses are variable and significantly affected by spontaneous member utilization. Even with managed care controls, unusual medical conditions can occur, such as an outbreak of influenza or a higher than normal incidence of high cost cases (such as premature births, complex surgeries, or rare diseases). As a result, the Company's quarterly results can be materially affected and irregular. However, over the longer business cycle, the Company believes that its managed care control systems, underwriting procedures (when allowed) and network of physicians and health care practitioners should result in continued profitability.

Due to continued concern about privacy, the accountability of health insurers and HMOs, and the cost and availability of health care coverage, legislation has been considered and is likely to be considered by the United States Congress and the legislatures of the states in which the Company operates or may seek to operate.

In 1997, the "Health Insurance Portability and Accountability Act of 1996, Public Law 104- 191", commonly called ("HIPAA"), was enacted. This bill established certain requirements for insurers, health maintenance organizations and ERISA plans regarding eligibility rules for health care coverage. It also required the Federal government to establish rules governing the privacy of health care information submitted by electronic transmission. The Department of Health and Human Services (HHS) recently published draft regulations specifying rules to maintain the privacy of health care information submitted by electronic transmission. These rules, once final, will apply to insurers, health maintenance organizations and ERISA plans. Depending on the content of the final regulations, MLH and MAMSI's HMOs may need to modify current procedures for the transmission and processing of electronic claims as well as transactions occurring over the Internet.

State legislatures and the U.S. Congress continue to debate and consider legislation to amend civil tort law so as to expand "enterprise liability" to insurers, HMOs and ERISA plans as well as other health care reform initiatives. Neither Congress nor any state legislature in the Company's service area has enacted laws that would expand an insurer's or HMO's liability in tort action.

States in the Company's service area have enacted laws regarding the internal and external review of adverse utilization review decisions. Under these laws, persons covered by insurers or HMOs (subject to state regulation) are given a right to seek a fast and fair review of these decisions, first internally by a medical director and then externally by an independent review organization and/or a state regulator. Maryland, the District of Columbia, Virginia, North Carolina and Pennsylvania have enacted such laws. West Virginia is considering similar action.

State legislatures are looking at a variety of proposals to increase access to health care coverage. This includes expanding the eligibility rules for the Medicaid Program.

The Company believes that the current political environment will result in continued legislative scrutiny of health insurers and HMOs and may lead to additional legislative initiatives. The Company is unable to predict the ultimate impact of any federal or state restructuring of the health care delivery or financing systems, but such changes could have a material adverse impact on the operations and financial condition of the Company.

-----------------------------------------------------------------------------
THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

The Company's consolidated net income for the year ended December 31, 1999 increased to $26,322,000 from $9,045,000 for the year ended December 31, 1998. Earnings per share increased from $.20 in year ended December 31, 1998 to $.64 for the year ended December 31, 1999. The increase in earnings is attributable to an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue ("medical care ratio"), offset somewhat by an increase in administrative expense. In addition, the 1998 results include a non-recurring item related to the results of an audit conducted in connection with the Company's participation in the FEHBP as well as the effect of certain real estate sales and retirements of equipment.

Revenue for the year ended December 31, 1999 increased approximately $129.4 million or 10.9 percent over the year ended December 31, 1998. Revenue for the year ended December 31, 1998 includes $5.7 million in gains related to the sale of certain Company owned real estate no longer required in its operations. Excluding these gains, year-over-year revenue increased 11.4 percent. A 6.9 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $77.5 million in health premium revenue while a 4.3 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $51.3 million increase in health premium revenue. The increase in HMO and indemnity enrollment is principally due to increases in the Company's commercial membership. Management believes that commercial health premiums should continue to increase over the next twelve months as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward-Looking Information" for a description of the risk factors that may affect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Commercial premium rate increases are expected to continue in 2000 in the range of 7.5% to 8%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicare and Medicaid programs. Specifically, effective January 1, 1999, the Company withdrew from participation in the Medicare program. In October, 1999, the Company withdrew from participation in the North Carolina and West Virginia Medicaid programs. The Company has decided to withdraw from the Virginia
Medicaid Program which contractually is due to expire on June 30, 2000. The Company may effectuate this withdrawal by transferring its membership to a non-affiliated company.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area and increased competition in the Company's service area.

The Company's home health operations contributed $23.6 million for the year ended December 31, 1999 as compared with $20.0 million for the year ended December 31, 1998 reflecting an increase in services provided to companies other than MAMSI.

The medical care ratio decreased to 87.9 percent for the year ended December 31, 1999 as compared to 88.8 percent for the year ended December 31, 1998. On a per member per month basis, medical expenses increased 3.2 percent. The decrease in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, expanded activity in specialized subrogation areas and claims review for dual health coverage, the Company's withdrawal from the Medicare program and certain state Medicaid programs, and also increased premiums per member. The ongoing initiatives should help to control the Company's medical care ratio. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs, future increases in health premiums per member and the Virginia Medicaid Program are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") increased from 11.4 percent (adjusted to exclude the effect of real estate gains in revenue) for the year ended December 31, 1998 to 11.6 percent for the year ended December 31, 1999. Management believes that the administrative expense ratio will increase modestly in 2000 as additional personnel with specialized medical and other expertise who were only with the Company for part of 1999 are reflected for a full year. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Included in the Company's year-to-date 1998 results is a $16,500,000 charge related to an audit conducted by the Office of Inspector General concerning the Company's participation in the FEHBP for the years 1992 - 1997. The report's findings indicated that in the years 1992 - 1994 the FEHBP was charged rates that exceeded the then market price. The report had no findings for the years 1995 - 1997. In early 2000, the report was finalized without material modification.

Also reflected in the Company's 1998 results is a $4.8 million write down of certain computer and computer related assets that the Company had identified as being no longer of use and which were discarded or sold.

The net margin rate increased from .8 percent for the year ended December 31, 1998 to 2.0 percent for the year ended December 31, 1999. This increase is consistent with the factors described above.

-----------------------------------------------------------------------------
THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated net income of the Company was $9,045,000 and $14,489,000 in 1998 and 1997, respectively. Diluted earnings per share was $.20 in 1998 as compared to $.31 in 1997. This decrease in earnings is primarily attributable to a $16,500,000 non-recurring item related to the results of an audit conducted in connection with the Company's participation in the FEHBP. The audit covered the periods 1992 - 1997 with the audit findings related to years 1992 - 1994. There were no findings for the years 1995 - 1997.

Revenue for the year ended December 31, 1998 increased approximately $76.2 million or 6.9 percent over the year ended December 31, 1997. Revenue for the year ended December 31, 1998 includes $5.7 million related to the sale of certain Company owned real estate no longer required in its operations.
Excluding these sales, year-over-year revenue increased 6.4 percent. A two percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $21.2 million in health premium revenue while a 4.8 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $51.1 million increase in health premium revenue. The increase in HMO and indemnity enrollment is principally due to increases in the Company's commercial membership.

Fee and other income increased from $18.4 million in 1997 to $20.5 million in 1998, principally due to increased membership in the Company's PPO product.

Revenue from life and short-term disability products contributed $6.9 million in revenue in 1998 as compared with $5.3 million in 1997. The increase is mainly due to the products' continued popularity with customers looking for one carrier to provide all of their employee benefit needs.

Service revenue from non-MAMSI affiliated entities earned by the Company's home health care subsidiaries decreased and contributed approximately $20.0 million in revenue in 1998 as compared with $21.0 million in 1997. This decrease is due to an increasing volume of business conducted for MAMSI HMO and indemnity members which is eliminated in consolidation.

The medical  care ratio  decreased  to 88.8  percent  for 1998  compared to 89.4 percent for 1997. On a per member,  per month basis,  medical expenses increased
4.0 percent. Included in the year ended December 31, 1997 are the results of the Company's identification of certain claims which were overpaid. These overpayments were caused, in large part, by a combination of factors including the ever increasing complexity of the claims paying process as well as physicians and health care practitioners enhancing their ability to maximize charges. In connection with these overpayments, during 1997 the Company recorded, as a reduction of medical expenses, approximately $12 million relating to claims paid in 1996.

The administrative expense ratio decreased to 11.3 percent for 1998 as compared to 11.7 in 1997. Adjusted to exclude the effect of the $5.7 million gain on sale of real estate, the administrative expense ratio was 11.4 percent for 1998.

Included in the Company's year-to-date 1998 results is a $16,500,000 charge related to an audit conducted by the Office of Inspector General concerning the Company's participation in the FEHBP for the years 1992 - 1997. The report's findings indicate that in the years 1992 - 1994 the FEHBP was charged rates that exceeded the then market price. The report had no findings for the years 1995-1997.

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

Income tax expense as a percentage of pretax income decreased from 32.4 percent in 1997 to 26.1 percent in 1998, in large part due to the relative increase of tax exempt interest income as a percentage of pretax income.

The net margin rate decreased from 1.3 percent in 1997 to .8 percent in 1998. This decrease is primarily due to the non-recurring item related to the Company's participation in the FEHBP.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is not capital intensive and the majority of the Company's expenses are payments to physicians and health care practitioners, which generally vary in direct proportion to the health premium revenues received by the Company. Although medical utilization rates vary by season, the payments for such expenses lag behind cash inflow from premiums because of the lag in physician and health care practitioner billing procedures. In the past, the Company's cash requirements have been met principally from operating cash flow and it is anticipated that this source, coupled with the Company's operating line-of- credit, will continue to be sufficient in the future.

The Company's cash and investment securities increased from $184.1 million at December 31, 1998 to $206.2 million at December 31, 1999, primarily due to the timing of medical expense payments which traditionally lag behind increased premiums per member and net income offset by the effect of treasury stock purchases. Accounts receivable increased from $79.3 million at December 31, 1998 to $83.6 million at December 31, 1999, principally due to the timing of customer payments, increases in membership and increases in the Company's home health care customer base.

Net property and equipment decreased from $45.0 million at December 31, 1998 to $43.7 million at December 31, 1999 primarily due to assets being depreciated.

Medical claims payable increased from $129.3 million at December 31, 1998 to $154.4 million at December 31, 1999, primarily due to increased membership and an increase in medical expenses per member.

Additional paid-in capital increased from $138.2 million at December 31, 1998 to $152.6 million at December 31, 1999 due principally to an additional 3.0 million shares of the Company's stock being placed into the SCT. This also accounts for the change in the SCT balance.

Treasury stock increased from $75.6 million at December 31, 1998 to $104.1 million at December 31, 1999 due to the purchase of 3,194,940 additional shares by the Company at a total cost of $28,494,000.

The Company currently has access to total revolving credit facilities of $29.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At December 31, 1999, approximately $3.6 million was drawn against these facilities. In addition, the Company maintains a $12 million letter of credit for the benefit of the North Carolina Insurance Department in support of the operations of MLH, and a $150,000 letter of credit for the Company's home health subsidiary. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):


                                                          December 31,    December 31,
                                                             1999             1998
                                                         ------------     ------------
Cash and cash equivalents                                $      3,725     $      9,787
Investment securities                                         202,522          174,325
Working capital advances to Maryland hospitals                 15,390           12,261
                                                          -----------      -----------
Total available liquid assets                                 221,637          196,373
Credit line availability                                       13,292           14,855
                                                          -----------      -----------
Total short-term capital resources                       $    234,929     $    211,228
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

The Company's major business operations are principally conducted through its HMOs and insurance company. HMOs and insurance companies are subject to state regulations that, among other things, may require those companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations (See Note 12 to the Consolidated Financial Statements). As of December 31, 1999, those subsidiaries of the Company were in compliance with all minimum capital requirements.

At its October 1999 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin November 15, 1999 and extend through June 30, 2000. As of December 31, 1999, the Company had repurchased 447,200 shares of its common stock for a total cost of approximately $3.1 million under its active stock repurchase program.

In 1997, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue ("Y2K"). This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could have resulted in major system failures or miscalculations. The Company incurred less than $500,000 to bring its Y2K compliance program to completion. All of the Company's critical vendors indicated Y2K compliance at December 31, 1999. The year 2000 date rollover was completed by the Company without significant incident. The Company plans to continue to monitor critical systems to insure that they remain Y2K compliant.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's financial position or cash flow. The Company has no significant market risk with regard to liabilities. Debt securities at December 31, 1999 mature according to their contractual terms as follows:

                                                                                          There-                 Fair Value
Assets                             2000       2001       2002        2003       2004       after        Total      12/31/99
------                           -------     ------     ------     -------     ------     -------     --------     --------
Available-for-Sale Securities    $90,648     $7,217     $5,691     $17,625     $7,002     $69,592     $197,775     $196,650

Average Interest Rate              5.34%      4.60%      4.66%       5.18%      4.89%       4.84%

Held-to-Maturity                 $ 2,273     $3,064     $  501     $ 3,725     $1,465     $ 3,013     $ 14,043     $ 14,062

Average Interest Rate              5.59%      5.75%      4.70%       4.70%      4.90%       6.76%


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of S-K is contained in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             PAGE
                                                                 ----

Consolidated Balance Sheets as of December 31, 1999 and 1998.....  27

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997...............................  28

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997...........  29

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997...............................  30

Notes to Consolidated Financial Statements.......................  31

Report of Ernst & Young LLP Independent Auditors.................  47

Selected Quarterly Financial Data for Fiscal Years 1999 and
  1998 (Unaudited)...............................................  48

                                     Mid Atlantic Medical Services, Inc.
                                        Consolidated Balance Sheets

                                                                                     December 31,
(in thousands except share amounts)                                              1999          1998
                                                                               --------      --------
ASSETS

Current assets

  Cash and cash equivalents                                                    $  3,725      $  9,787
  Investment securities                                                         202,522       174,325
  Accounts receivable, net                                                       83,623        79,258
  Prepaid expenses, advances and other                                           27,287        26,955
  Deferred income taxes                                                             381         1,247
                                                                               --------      --------
Total current assets                                                            317,538       291,572

Property and equipment, net                                                      43,668        44,961
Statutory deposits                                                               14,043        14,906
Other assets                                                                     10,357         9,055
Deferred income taxes                                                             2,978         2,281
                                                                               --------      --------
    Total assets                                                               $388,584      $362,775
                                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

  Notes payable                                                                $     14      $     60
  Short-term borrowings                                                           3,558         1,845
  Accounts payable                                                               21,980        19,071
  Medical claims payable, net                                                   154,403       129,265
  Deferred premium revenue                                                       16,949        17,167
  Deferred income taxes                                                           1,639         1,026
                                                                               --------      --------
Total current liabilities                                                       198,543       168,434
Notes payable                                                                         -            14
Deferred income taxes                                                             3,220         3,109
                                                                               --------      --------
    Total liabilities                                                           201,763       171,557

Stockholders' equity

Common stock, $0.01 par,  100,000,000  shares authorized,  59,772,502 issued and
 49,439,222   outstanding  at  December  31,  1999  and  56,772,502  issued  and
 49,634,162

 outstanding at December 31, 1998                                                   597           567
Additional paid-in capital                                                      152,607       138,247
Stock compensation trust (common stock held in trust)                           (83,215)      (68,926)
Treasury stock, 10,333,280 shares at December 31, 1999;
  7,138,340 shares at December 31, 1998                                        (104,117)      (75,623)
Accumulated other comprehensive (loss) income                                    (1,013)        1,313
Retained earnings                                                               221,962       195,640
                                                                               --------      --------
    Total stockholders' equity                                                  186,821       191,218
                                                                               --------      --------
    Total liabilities and stockholders' equity                                 $388,584      $362,775
                                                                               ========      ========


The accompanying notes are an integral part of these consolidated financial statements.


                                    Mid Atlantic Medical Services, Inc.
                                   Consolidated Statements of Operations


                                                                            Year Ended December 31,
(in thousands except per share amounts)                                1999          1998           1997
                                                                   ----------     ----------     ----------
Revenue

  Health premium                                                   $1,253,063     $1,124,248     $1,051,923
  Fee and other                                                        21,352         20,501         18,351
  Life and short-term disability premium                                8,175          6,876          5,313
  Home health services                                                 23,630         19,962         21,025
  Investment                                                           11,096         10,622         15,041
  Gain on sale of real estate                                               -          5,692              -
                                                                   ----------     ----------     ----------
Total revenue                                                       1,317,316      1,187,901      1,111,653
                                                                   ----------     ----------     ----------
Expense
  Medical expense

    Referral and ancillary care                                       510,114        437,279        406,840
    Hospitalization, net of coordination of benefits                  336,002        342,852        323,435
    Primary care                                                       83,558         81,166         83,183
    Prescription drugs                                                170,745        136,767        127,187
    Reinsurance premiums, net                                             539            192            (49)
                                                                   ----------     ----------     ----------
                                                                    1,100,958        998,256        940,596
                                                                   ----------     ----------     ----------
  Life and short-term disability claims                                 4,033          3,760          2,811
                                                                   ----------     ----------     ----------
  Home health patient services                                         19,412         17,755         16,808
                                                                   ----------     ----------     ----------
  Administrative expense

    Salaries and benefits                                              99,682         85,166         80,700
    Promotion and advertising                                           4,311          3,939          3,543
    Professional services                                               4,559          4,066          6,499
    Facilities, maintenance and supplies                               26,848         27,058         26,609
    Other (including interest expense of $532, $414 and $540)          17,683         14,378         12,647
                                                                   ----------     ----------     ----------
                                                                      153,083        134,607        129,998
                                                                   ----------     ----------     ----------

  Loss on retirement of equipment                                           -          4,787              -
  Federal Employees Health Benefits Program

    accrual                                                                 -         16,500              -
                                                                   ----------     ----------     ----------
Total expense                                                       1,277,486      1,175,665      1,090,213
                                                                   ----------     ----------     ----------
Income before income taxes                                             39,830         12,236         21,440
Income tax expense                                                    (13,508)        (3,191)        (6,951)
                                                                   ----------     ----------     ----------
Net income                                                         $   26,322     $    9,045     $   14,489
                                                                   ==========     ==========     ==========

Basic earnings per common share                                    $      .64     $      .20     $      .31
                                                                   ==========     ==========     ==========

Diluted earnings per common share                                  $      .64     $      .20     $      .31
                                                                   ==========     ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.


                       Mid Atlantic Medical Services, Inc.
           Consolidated Statements of Changes in Stockholders' Equity

                                                                                           Accumulated

                                                  Additional       Stock                      Other
                                        Common     Paid-In      Compensation   Treasury   Comprehensive  Retained
(in thousands except share amounts)     Stock      Capital         Trust        Stock         Income     Earnings    Total
                                        ------    ----------    ------------  ---------   -------------  --------   --------

Balance, December 31, 1996              $  567     $173,325      $(120,652)   $ (41,211)    $    265     $172,106   $184,400

Exercise of stock options for
  1,061,325 shares released from the
  Stock Compensation Trust                          (10,265)        15,124                                             4,859
Stock option tax benefit                              3,878                                                            3,878
Adjustment to market value for shares
  held in Stock Compensation Trust                   (4,046)         4,046

Comprehensive Income:
Net Income                                                                                                 14,489     14,489
Other comprehensive income,
 net of tax of $444                                                                              681                     681
                                        ------     --------      ---------    ---------     --------     --------   --------
Total Comprehensive Income                                                                                            15,170
                                                                                                                    --------
Balance, December 31, 1997                 567      162,892       (101,482)     (41,211)         946      186,595    208,307

Exercise of stock options for
  935,425 shares released from the
  Stock Compensation Trust                           (7,914)        13,330                                             5,416
Stock option tax benefit                              2,495                                                            2,495
Adjustment to market value for shares
  held in Stock Compensation Trust                  (19,226)        19,226
Repurchase of 5,043,700 shares of
  MAMSI common stock                                                            (34,412)                             (34,412)

Comprehensive Income:
Net Income                                                                                                  9,045      9,045
Other comprehensive income
 net of tax of $239                                                                              367                     367
                                        ------     --------      ---------    ---------     --------     --------   --------
Total Comprehensive Income                                                                                             9,412
                                                                                                                    --------
Balance, December 31, 1998                 567      138,247        (68,926)     (75,623)       1,313      195,640    191,218

Exercise of stock options for
  13,100 shares released from the
  Stock Compensation Trust                             (105)           187                                                82
Stock option tax benefit                                 19                                                               19
Purchase of 3,000,000 shares of MAMSI
  common stock to be held in the
  Stock Compensation Trust                  30       31,751        (31,781)
Adjustment to market value for shares
  held in Stock Compensation Trust                  (17,305)        17,305
Repurchase of 3,194,940 shares of
  MAMSI common stock                                                            (28,494)                             (28,494)

Comprehensive Income:
Net Income                                                                                                 26,322     26,322
Other comprehensive loss,
 net of tax of $(1,522)                                                                       (2,326)                 (2,326)
                                        ------     --------      ---------    ---------     --------     --------   --------
Total Comprehensive Income                                                                                            23,996
                                                                                                                    --------
Balance, December 31, 1999              $  597     $152,607      $ (83,215)   $(104,117)    $ (1,013)    $221,962   $186,821
                                        ======     ========      =========    =========     ========     ========   ========

The accompanying notes are an integral part of these consolidated financial statements.


                                        Mid Atlantic Medical Services, Inc.
                                       Consolidated Statements of Cash Flows


                                                                                  Year  Ended  December  31,
(in thousands)                                                                1999           1998           1997
                                                                            --------       --------       --------
Cash flows from operating activities:
  Net income                                                                $ 26,322       $  9,045       $ 14,489
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                               10,249         10,796         10,179
  Provision for bad debts                                                        292             34           (187)
  Provision for deferred income taxes                                          2,415         (2,273)         7,260
  (Gain) loss on sale and disposal of assets                                      49           (833)             -
  (Increase) decrease in accounts receivable                                  (4,657)         8,563        (10,626)
  (Increase) decrease in prepaid expenses, advances and other                   (332)        (7,661)        13,029
  Increase (decrease) in accounts payable                                      2,909          2,193         (1,877)
  Increase (decrease) in medical claims payable, net                          25,138         30,937        (20,321)
  (Decrease) increase in deferred premium revenue                               (218)         1,445          5,243
                                                                            --------       --------       --------
Total adjustments                                                             35,845         43,201          2,700
                                                                            --------       --------       --------
          Net cash provided by operating activities                           62,167         52,246         17,189
                                                                            --------       --------       --------
Cash flows used in investing activities:

  Purchases of investment securities                                        (355,996)      (329,400)      (249,862)
  Sales and maturities of investment securities                              325,117        307,763        253,267
  Purchases of property and equipment                                         (8,147)        (9,008)       (21,016)
  Purchases of statutory deposits                                             (1,476)          (100)        (8,761)
  Maturities of statutory deposits                                             1,125              -             10
  Purchases of other assets                                                   (2,598)          (893)          (406)
  Proceeds from sale of assets                                                   486         12,574            131
                                                                            --------       --------       --------
          Net cash used in investing activities                              (41,489)       (19,064)       (26,637)
                                                                            --------       --------       --------
Cash flows (used in) provided by financing activities:

  Principal payments on notes payable                                            (60)           (60)           (60)
  Increase (decrease) in short-term borrowings                                 1,713           (404)           276
  Exercise of stock options                                                       82          5,416          4,859
  Stock option tax benefit                                                        19          2,495          3,878
  Purchase of treasury stock                                                 (28,494)       (34,412)             -
                                                                            --------       --------       --------
          Net cash (used in) provided by financing activities                (26,740)       (26,965)         8,953
                                                                            --------       --------       --------
Net (decrease) increase in cash and cash equivalents                          (6,062)         6,217           (495)
Cash and cash equivalents at beginning of year                                 9,787          3,570          4,065
                                                                            --------       --------       --------
Cash and cash equivalents at end of year                                    $  3,725       $  9,787       $  3,570
                                                                            ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.


                       Mid Atlantic Medical Services, Inc.

                   Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company whose subsidiaries are active in managed health care and other life and health insurance related activities. MAMSI's principal markets currently include Maryland, Virginia, the District of Columbia, Delaware, West Virginia, North Carolina and Pennsylvania. MAMSI and its subsidiaries (collectively referred to as the "Company") have developed a broad range of managed health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company, home health care and home infusion services companies, a hospice company, a pharmacy, and part ownership in an outpatient surgery center.

MAMSI delivers managed health care services principally through HMOs. The HMOs, MD- Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice,Inc.(R)("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") arrange for health care services to be provided to an enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

The following are other significant wholly-owned subsidiaries of MAMSI:

Physicians Health Plan of Maryland, Inc. ("PHP-MD") is an individual practice association ("IPA") that provides physician services to certain of the Company's HMOs.

Alliance PPO, LLC ("Alliance") provides a delivery network of physicians (called a preferred provider organization) to employers and insurance companies in association with various health plans.

Mid Atlantic Psychiatric Services, Inc. ("MAPSI") provides psychiatric services principally to third party payors or self-insured employer groups.

MAMSI Life and Health Insurance Company ("MLH") develops and markets indemnity health products and group life, accidental death and short-term disability insurance.

HomeCall, Inc., FirstCall, Inc. and HomeCall Pharmaceutical Services, Inc. ("HCPS") provide in-home medical care including skilled nursing, infusion and therapy to MAMSI's HMO members and other payors. In addition, HCPS provides pharmacy services to MAMSI's HMO members and other payors.

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

MAJOR CUSTOMERS

A significant portion of the Company's premium revenue is derived from federal, state and local government agencies, including governmental employees and Medicaid and Medicare recipients. For the years ended December 31, 1999, 1998 and 1997, approximately 8%, 11% and 11%, respectively, of premium revenue was derived from federal government agencies which is included in the Medicare and Risk segments, and approximately 21%, 18% and 25%, respectively, was derived from Maryland and Virginia state and local government agencies which is included in the Risk segment.

CASH EQUIVALENTS

Floating rate municipal putable bonds, which possess an insignificant risk of loss from changes in interest rates and are held less than three months from the date of purchase, are classified as cash equivalents.

INVESTMENT SECURITIES

Investment securities, consisting principally of municipal bonds and tax-free bond funds are classified as available-for-sale. These securities are carried at fair market value plus accrued interest and any unrealized gains and losses are reported in other comprehensive income, net of the related tax effect. Gains and losses are reported in earnings when realized. Gains and losses on sales of securities are computed using the specific identification method.

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

HEALTH PREMIUM

Amounts charged for health care services are recognized as premium revenue in the month for which enrollees are entitled to receive care. Included in premium revenue are amounts due from customers that utilize the Company's capitated primary care physician network, its care coordination services and other services related to health management and who self-fund, generally up to specified limits, certain elements of medical costs, such as hospitalization and specialist physicians. Premium revenue received in advance is recorded as deferred premium revenue.

FEE AND OTHER

Amounts charged to third party payors solely for use of the Company's network of physicians and health care practitioners and its discounted fee-for-service rate structure are recognized as fee revenue. Amounts charged for administrative services only arrangements, entailing only claims payment services and utilization of the provider network without utilization of the Company's primary care physician network and care coordination services, and for which the Company bears no insurance risk, are recognized as fee revenue.

HOME HEALTH SERVICES

Amounts charged to patients, third party payors and others for home health services are recorded at net realizable amounts, including an estimate of potential retroactive adjustments under cost reimbursement agreements with third party payors.

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

Capitation costs represent monthly fixed fees to participating primary care physicians and other medical practitioners as retainers for providing continuing medical care.

Medical claims reversals result from the determination that the Company has paid claims in excess of contractually obligated amounts. Amounts recognized through specific identification are recorded at their net realizable value as a reduction of medical expense in the consolidated statements of operations and as an increase in accounts receivable in the consolidated balance sheets.

The Company believes that its claims reserves are adequate to satisfy its ultimate claims liabilities; however, the liability as established may vary significantly from actual claims amounts, either negatively or positively, and as such adjustments are deemed necessary, they are included in current operations. Establishment of claims estimates is an inherently uncertain process; there can be no certainty that currently established reserves will prove adequate to cover actual ultimate expenses. Subsequent actual experience could result in reserves being too high or too low which could positively or negatively impact the Company's earnings in future periods.

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

EARNINGS PER COMMON SHARE

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in calculating its earnings per share. Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Shares held in the Company's Stock Compensation Trust (see Note 10) are excluded from the calculation of basic and diluted earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" ("Statement No. 107"), which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents - The carrying amount reported in the consolidated balance sheets approximates fair value.

Investment securities - Fair values are based on quoted market prices.

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

STOCK OPTION PLANS

As permitted by Financial Accounting Standards No. 123, the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized.

NOTE 2 - INVESTMENTS

Investments   are  classified   into  two  categories   (available-for-sale   or
held-to-maturity) and are valued based upon this designation. Securities classified as available-for-sale, which include debt and equity securities that the Company does not have the positive intent to hold to maturity, are marked to market with the resulting unrealized gain or loss reflected in other comprehensive income. Securities classified as held-to-maturity, which are debt securities that the Company has both the positive intent and ability to hold to maturity, are carried at amortized cost. The Company classifies its statutory deposits as held-to-maturity with no effect on the recorded value. All other investments are classified as available-for- sale. Management re-evaluates these designations annually. During 1999, statutory deposit investments with an amortized cost of $1,166,000 were released by state regulatory agencies and transferred to the Company's investment securities portfolio. The unrealized loss at the date of transfer was $21,000.

The following is a summary of available-for-sale and held-to-maturity securities at December 31, 1999 and 1998:


                                                       -----------------------------------------------------
                                                                                1999

                                                       -----------------------------------------------------
                                                                        Gross         Gross        Estimated
(in thousands)                                                       Unrealized     Unrealized       Fair
                                                          Cost          Gains         Losses         Value
                                                       -----------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
Obligations of states and political subdivisions       $121,344       $   172        $   939        $120,577
Municipal bond funds                                     74,720             -            358          74,362
Accrued interest                                          1,711             -              -           1,711
                                                       --------       -------        -------        --------
Debt securities                                         197,775           172          1,297         196,650
Equity securities                                         6,423            60            611           5,872
                                                       --------       -------        -------        --------

Investment securities                                  $204,198       $   232        $ 1,908        $202,522
                                                       ========       =======        =======        ========

HELD-TO-MATURITY SECURITIES
U.S. Treasury securities and obligations
 of U.S. government agencies                           $  2,597       $    17        $    18        $  2,596
Obligations of states and political subdivisions         10,592            64             44          10,612
Other investments                                           854             -              -             854
                                                       --------       -------        -------        --------

Statutory deposits                                     $ 14,043       $    81        $    62        $ 14,062
                                                       ========       =======        =======        ========


                                                       -----------------------------------------------------
                                                                                1998

                                                       -----------------------------------------------------
                                                                        Gross         Gross        Estimated
(in thousands)                                                       Unrealized     Unrealized       Fair
                                                          Cost          Gains         Losses         Value
                                                       -----------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
Obligations of states and political subdivisions       $ 84,072       $ 1,996        $     -        $ 86,068
Municipal bond funds                                     81,468             1              -          81,469
Accrued interest                                          1,210             -              -           1,210
                                                       --------       -------        -------        --------
Debt securities                                         166,750         1,997              -         168,747
Equity securities                                         5,403           181              6           5,578
                                                       --------       -------        -------        --------

Investment securities                                  $172,153       $ 2,178        $     6        $174,325
                                                       ========       =======        =======        ========
HELD-TO-MATURITY SECURITIES
U.S. Treasury securities and obligations
  of U.S. government agencies                          $  3,426       $   157        $     -        $  3,583
Obligations of states and political subdivisions         10,626           270              -          10,896
Other investments                                           854             -              -             854
                                                       --------       -------        -------        --------

Statutory deposits                                     $ 14,906       $   427        $     -        $ 15,333
                                                       ========       =======        =======        ========

For the years ended December 31, 1999 and 1998, marketable equity available-for-sale securities with a fair value at the date of sale of $2,524,000 and $92,570,000, respectively, were sold. The gross realized gains on such sales totaled $50,000 and $5,793,000, and the gross realized losses totaled $75,000 and $3,001,000 for each of the respective periods. Realized gains and losses are included in investment income. Other sales of investment securities consisted principally of redemptions from municipal bond funds.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                                -------------------------
                                                                Estimated
                                                                  Fair

(in thousands)                                     Cost           Value
                                                -------------------------
AVAILABLE-FOR-SALE
Due in one year or less                         $ 90,648         $ 90,331
Due after one year through five years             37,535           37,314
Due after five years through ten years            48,566           47,983
Due after ten years                               21,026           21,022
                                                --------         --------
Debt securities                                  197,775          196,650
Equity securities                                  6,423            5,872
                                                --------         --------
                                                $204,198         $202,522
                                                ========         ========
HELD-TO-MATURITY
Due in one year or less                         $  2,273         $  2,274
Due after one year through five years              8,757            8,732
Due after five years through ten years             2,408            2,429
Due after ten years                                  605              627
                                                --------         --------
                                                $ 14,043         $ 14,062
                                                ========         ========

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31:


                                                -------------------------
(in thousands)                                    1999             1998
                                                -------------------------
Premium and fee accounts                        $ 62,269         $ 57,399
Home health service accounts                       9,039            5,909
Medical recoverables                              10,574           16,204
Other                                              7,186            4,960
Less: allowance for doubtful accounts             (5,445)          (5,214)
                                                --------         --------
                                                $ 83,623         $ 79,258
                                                ========         ========

Medical recoverables consist of refunds identified on paid claims. This amount has been recorded as a reduction of medical expense in the consolidated statements of operations. Other receivables consist primarily of amounts due for reinsurance recoveries, pharmacy rebates and interest accrued on statutory deposits and amended tax returns.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:


                                                ------------------------
(in thousands)                                     1999           1998
                                                ------------------------
Land, buildings and improvements                $32,086          $28,684
Computer equipment and software                  31,259           28,826
Office furniture and equipment                   20,776           19,498
Leasehold improvements                            1,065              861
                                                -------          -------
                                                 85,186           77,869
Less: accumulated depreciation and
  amortization                                  (41,518)         (32,908)
                                                -------          -------
                                                $43,668          $44,961
                                                =======          =======

NOTE 5 - NOTES PAYABLE

Notes payable consists of the following at December 31:


                                                ------------------------
(in thousands)                                    1999             1998
                                                ------------------------
Notes payable                                   $    14          $    74
Current portion                                     (14)             (60)
                                                -------          -------
Noncurrent portion                              $     -          $    14
                                                =======          =======

The Company has access to total line-of-credit and letter-of-credit facilities of $29 million, which are subject to annual renewal. Borrowings bear interest at a rate based on the Federal Funds rate plus .75% - 1.65% and are secured by certain cash balances and investment securities. At December 31, 1999, approximately $3.56 million was outstanding on one of the lines-of-credit at an interest rate of 6.53% and approximately $12.15 million in letters-of-credit was outstanding.

Interest expense paid in cash during 1999, 1998 and 1997 was approximately $214,000, $188,000 and $538,000, respectively.

NOTE 6 - REINSURANCE

M.D. IPA, OCI, OCCI, OCIPA and MLH maintain reinsurance coverage to provide for reimbursement of claims in excess of certain limits. Reinsurance for health claims generally covers 80% of all hospital costs in excess of a deductible amount per enrollee per year or 90% of the approved per diem or fixed charge per procedure (subject to a $2,000,000 maximum lifetime reinsurance limit per person and no more than $1,000,000 in a given year). The deductible per enrollee is $200,000. Reinsurance for life and accidental death claims generally covers all settlements in excess of $50,000 per person subject to a $950,000 maximum recovery per person for life claims and $1,000,000 per person on accidental death claims. Reinsurance recoveries for the years ended December 31, 1999, 1998 and 1997 were approximately $1,566,000, $1,597,000 and $2,045,000, respectively.
In the consolidated statements of operations, reinsurance premiums are shown net of the related recoveries.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31:


                                                --------------------------
(in thousands)                                    1999              1998
                                                --------------------------
Deferred tax liabilities:
  Accelerated depreciation                      $ 1,770            $ 2,664
  Receivable valuation adjustments                3,988              4,460
  Unrealized investment (losses) gains             (663)               859
                                                -------            -------
Total deferred tax liabilities                    5,095              7,983
                                                -------            -------
Deferred tax assets:
  Accrued medical expenses                        1,144              3,429
  Premium revenue adjustments                     1,248              2,975
  State net operating losses                      3,133              2,449
  Accrued pension expenses                          875              1,263
  Other                                             250               (450)
                                                -------            -------
Total deferred tax assets                         6,650              9,666
Valuation allowance for deferred tax assets      (3,055)            (2,290)
                                                -------            -------
Net deferred tax assets                           3,595              7,376
                                                -------            -------
                                                $(1,500)              (607)
                                                =======            =======
Included in the consolidated balance sheets:

  Current assets - deferred income taxes        $   381            $ 1,247
  Non-current assets - deferred income taxes      2,978              2,281
  Current liabilities - deferred income taxes    (1,639)            (1,026)
  Non-current liabilities - deferred
    income taxes                                 (3,220)            (3,109)
                                                -------            -------
  Net deferred tax liability                    $(1,500)           $  (607)
                                                =======            =======

Significant components of the provision for income taxes attributable to continuing operations are as follows for the years ended December 31:


                                                ---------------------------------------
(in thousands)                                     1999            1998          1997
                                                ---------------------------------------
Current:
  Federal                                       $  10,536      $   4,105      $  (1,363)
  State                                               557          1,359          1,054
                                                ---------      ---------      ---------
  Total current                                    11,093          5,464           (309)
                                                ---------      ---------      ---------
Deferred:
  Federal                                           2,623         (1,250)         7,279
  State                                              (208)        (1,023)           (19)
                                                ---------      ---------      ---------
  Total deferred                                    2,415         (2,273)         7,260
                                                ---------      ---------      ---------
                                                $  13,508      $   3,191      $   6,951
                                                =========      =========      =========

The Company's tax provision differs from the statutory rate for Federal income taxes for the years ended December 31 as follows:


                                                -------------------------------------
(in thousands)                                     1999          1998          1997
                                                -------------------------------------

Statutory rate (35%)                            $13,940        $ 4,282        $ 7,504
Tax-exempt interest                              (1,421)        (1,369)        (1,582)
State income taxes, net of Federal benefit         (163)          (580)           461
Increase in valuation allowance for
  deferred tax assets                               765          1,228            325
Other non-deductible items                          566            526            575
Other, net                                         (179)          (896)          (332)
                                                -------        -------        -------
                                                $13,508        $ 3,191        $ 6,951
                                                =======        =======        =======

Total tax deposits made by the Company in 1999, 1998 and 1997 were approximately $10,027,000, $6,870,000 and $2,461,000, respectively.

NOTE 8 - RELATED PARTIES

For the years ended December 31, 1999, 1998 and 1997, certain members of the Boards of Directors of MAMSI and affiliated corporations who are also participating physicians provided medical services to enrollees totaling $1,790,000, $4,430,000 and $6,103,000, respectively, which represents approximately .3%, 1% and 1% in 1999, 1998 and 1997, respectively, of payments to all physicians. Board members are remunerated at the same contractual level as all other participating physicians and are selected by enrollees to render medical services under the same guidelines as all other participating physicians.

NOTE 9 - EMPLOYEE BENEFITS PLANS

PENSION PLANS

The Company has a defined contribution 401(k) savings plan covering all full-time employees. Employees are allowed to contribute up to 23% of their pretax earnings annually up to a maximum contribution of $10,000 and the Company makes a matching contribution of 50% on the first 4% of contributions made by employees. Employees vest immediately in the employee contributions and ratably over five years in the Company contributions. During 1999, 1998 and 1997, the Company's contribution to the 401(k) plan aggregated $1,056,000, $681,000 and $577,000, respectively.

STOCK OPTION PLANS

The Company follows APB 25 under which no compensation expense has been recognized in connection with its stock option plans. Pro forma information regarding net income and earnings per share are required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.2%, 5.6%, and 6.4%; volatility factors of the expected market price of the Company's common stock of .59, .42, and .42 and a weighted average life of the options of three years. The Company anticipates that it will declare no dividends.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except per share amounts):

                                                 1999         1998        1997
                                                -------      ------      ------

Pro forma net income                            $19,856      $1,502      $9,007
Pro forma basic earnings per share                  .48         .03         .19
Pro forma diluted earnings per share                .48         .03         .19

In years 1990 through 1996, 1998 and 1999, MAMSI implemented a non-qualified stock option plan whereby options for the purchase of shares of common stock may be granted to directors, officers and employees of the Company. Unexpired authorized shares under the plans total 10,800,000. Options under the plans generally vest over a three-year period and are exercisable at 100% of the fair market value per share on the date the options are granted. The Company accounts for these stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense for these stock option grants. Transactions relating to the plans are summarized as follows:


                                              1999                       1998                       1997
                                     -----------------------    -----------------------    -----------------------
                                                    Weighted                   Weighted                   Weighted
                                                    Average                    Average                    Average
                                        1999        Exercise       1998        Exercise       1997        Exercise
                                       Shares        Price        Shares        Price        Shares        Price
                                     ---------      --------    ---------      --------    ---------      --------

Outstanding, January 1               7,913,124      $14.98      8,099,231      $17.76      8,864,021      $ 17.02
Granted                              2,541,630      $ 9.32      6,304,558      $14.77      1,128,500      $ 12.79
Exercised                              (13,100)     $ 6.21       (935,425)     $ 5.79     (1,061,325)     $  4.58
Forfeited                             (917,055)     $16.37     (5,555,240)     $20.34       (831,965)     $ 19.92
                                     ---------                  ---------                  ---------
Outstanding, December 31             9,524,599      $13.35      7,913,124      $14.98      8,099,231      $ 17.76
                                     =========                  =========                  =========
Available for grant, end of year     1,581,308                  1,766,751                  1,188,744
Exercisable, end of year             5,910,801                  1,608,139                  4,887,992
Option price range for exercised
  shares                             $5.06-$7.88                $4.54-$12.63               $3.29-$14.75
Option price range at end of year    $5.00-$20.00               $5.00-$27.13               $4.54-$28.50
Weighted average fair value of
  options granted during year           $3.85                      $4.49                      $4.26



                              OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
-----------------------------------------------------------------------------     --------------------------------
                        Outstanding     Weighted Average                          Exercisable
      Range of             as of           Remaining         Weighted Average        as of        Weighted Average
   Exercise Prices      12/31/1999      Contractual Life      Exercise Price      12/31/1999       Exercise Price
-------------------     -----------     ----------------     ----------------     -----------     ----------------
$ 5.00 - $10.00         2,249,557             4.3               $ 8.7831            208,627          $ 8.5196
$10.01 - $15.00         2,974,846             2.6               $12.5341          1,839,678          $12.5795
$15.01 - $20.00         4,300,196             1.3               $16.2930          3,862,496          $16.3272
                        ---------                                                 ---------
                        9,524,599             2.4               $13.3455          5,910,801          $14.8852
                        =========                                                 =========


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

INCENTIVE COMPENSATION PLAN

The Company has an incentive compensation plan whereby managers receive bonuses based upon the annual operating results of the Company. During 1999, incentive compensation expense was approximately $4,200,000 which was paid to employees in February, 2000. During 1998, $800,000 was earned and recognized as expense and in 1997 no management bonus was earned. In addition, certain individuals receive a cash bonus based upon the achievement of certain measurable criteria other than the annual operating results of the Company. These bonus amounts are not significant.

NOTE 10 - COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share:


                                                -----------------------------------------
                                                    1999           1998           1997
                                                -----------------------------------------
Numerator:
  Net income                                    $26,322,000    $ 9,045,000    $14,489,000

Denominator:
  Denominator for basic earnings per share
    - weighted average shares                    41,225,327     45,407,006     46,273,484
  Dilutive securities - employee stock options       41,277         66,989        612,182
  Denominator for diluted earnings per share
    - adjusted weighted average shares           41,266,604     45,473,995     46,885,666


On August 26, 1996, the Company established the MAMSI SCT to fund its obligations arising from its various stock compensation plans. MAMSI funded the SCT with 9,130,000 shares of newly issued MAMSI stock. In exchange, the SCT delivered a promissory note to MAMSI for approximately $129.9 million which represents the purchase price of the shares. Amounts owed by the SCT to MAMSI are repaid by cash received by the SCT or will be forgiven by MAMSI, which will result in the SCT releasing shares to satisfy MAMSI obligations for stock compensation.

During 1999, the SCT purchased an additional 3,000,000 shares of the Company's common stock for approximately $31.8 million. The existing promissory note has been modified to reflect these purchases.

For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheets. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital. At December 31, 1999, 1998 and 1997, the SCT held 10,010,850, 7,023,950 and 7,959,375 shares of common stock at a fair market value of approximately $83.2, $68.9 and $101.5 million, respectively.

Shares held by the SCT are excluded from weighted average shares outstanding used in the computation of earnings per common share.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office space under the terms of non-cancelable operating leases that expire at various dates through 2004. Rent expense relating to these operating leases approximated $3,429,000, $3,502,000 and $3,552,000 in 1999, 1998 and 1997, respectively.

Future minimum lease commitments under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

Year                    Amount

----                   -------
2000                   $ 2,720
2001                     2,122
2002                     1,521
2003                       617
2004                       178
                       -------
                       $ 7,158

                       =======

During 1998, the Company became involved in a dispute with the Maryland Insurance Administration ("MIA") concerning the construction and application of
Section 15-1008 of the Maryland Insurance Article. The law limits the time within which a carrier may retroactively collect money owed by physicians and health care practitioners to the carrier by using the device of offsetting future payments to physicians and health care practitioners with the amount owed by the physicians and health care practitioners to the carrier. The law does not affect the right of carriers to otherwise recover monies owed. The Company construed the law to be applicable to claims paid on or after October 1, 1997. The MIA construed the law to apply to retroactive adjustments made on or after October 1, 1997 and the MIA has ordered the Company to abide by its construction of the law. The Company has not yet decided whether to appeal. The matter remains within the jurisdiction of the MIA. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements as the MIA's current position affects the method of collection of the claims reversals, rather than the Company's legal right to the refunds.

M.D. IPA contracts with OPM to provide or arrange health services under the FEHBP. The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. The premiums established under the OPM contract are subject to periodic review and audit to determine, if they were established in compliance with the community rating and other requirements under the program.

In 1998, a pretax charge of approximately $16.5 million, which includes approximately $4.4 million of interest, was recognized in the Company's financial statements in anticipation of negotiations relating to potential governmental claims for contracts with OPM related to an audit conducted by the Office of Inspector General concerning the Company's participation in the FEHBP for the years 1992-1997 related to findings for the years 1992-1994. In the normal course of business, OPM audits health plans with which it contracts to verify, among other things, that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. OPM's current practice is to audit large plans every year. While the government's initial on-site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take two to three years. In early 2000, the Company settled all findings without material modification to its original charge.

The Company is involved in other various legal actions arising in the normal course of business, some of which seek substantial monetary damages. After review, including consultation with legal counsel, management believes any ultimate liability that could arise from these other actions will not materially affect the Company's consolidated financial position or results of operations.

NOTE 12 - STATUTORY REQUIREMENTS

M.D. IPA, OCI, OCCI and OCIPA are subject to insurance department regulations in the states in which they are licensed. MLH is subject to insurance department regulations in Maryland, its state of domicile.

Minimum required statutory net worth and actual statutory net worth as of December 31 are as follows:

                              1999                              1998
                   --------------------------        --------------------------
                     Minimum         Actual            Minimum         Actual
                   ----------     -----------        ----------     -----------
M.D. IPA           $3,000,000     $57,400,000        $3,000,000     $42,000,000
OCI                 3,000,000      64,100,000         3,000,000      56,000,000
MLH                   500,000      52,000,000           500,000      34,500,000
OCCI                2,500,000       2,500,000         2,500,000       2,900,000
OCIPA               1,500,000       2,300,000         1,500,000       2,400,000

M.D. IPA, OCI, OCCI, OCIPA and MLH were in compliance with state depository rules at December 31, 1999 and 1998. OCCI failed to meet its working capital requirement of $1.6 million at December 31, 1999. In February, 2000, additional capital was provided to meet this requirement. MLH was in compliance with the applicable risk-based capital requirements for life and health insurance companies at December 31, 1999 and 1998, and M.D. IPA, OCI, OCCI and OCIPA were in compliance with the applicable risk-based capital requirements at December 31, 1999. These MAMSI subsidiaries must notify state regulators before the payment of any dividends to MAMSI and, in certain circumstances, must receive positive affirmation prior to such payment.

NOTE 13 - RISK CONCENTRATIONS

Financial instruments that potentially subject the Company to credit risk consist primarily of investments in marketable securities (including money market funds, floating rate municipal putable bonds, intermediate term municipal bonds, and common stocks) and premiums receivable. The Company receives advice through or assigns direct management of investment in securities to professional investment managers selected for their expertise in various markets, within guidelines established by the Board of Directors. These guidelines include broad diversification of investments. Concentrations of credit risk and business volume with respect to commercial premiums receivable are generally limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1999, approximately 19% of premium and home health service receivables were due from federal government agencies. The Company performs ongoing credit evaluations of customers and generally does not require collateral.

NOTE 14 - REPORTABLE SEGMENTS

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

The Company has three reportable segments: Commercial risk products, Medicare products and Preferred Provider Organizations ("PPO"). Commercial risk products include traditional HMO and point-of-service health care plans as well as hybrid products. Traditional products provide for the provision of comprehensive medical care to enrollees for a fixed, prepaid premium regardless of the amount of care provided. Hybrid products offer the ability to tailor employee health care offerings by varying benefit designs, funding methods and insurance risk. These products combine the use of capitated physicians to serve as care coordinators, employer funding of specialist and institutional claims on an "as paid" basis with MAMSI's underwriting of risk on a specific and/or aggregate stop loss basis. The Medicare product is health coverage offered to Title XVIII Medicare recipients. Under a contractual arrangement with the United States Health Care Financing Administration ("HCFA"), the Company received a monthly premium for which the Company provides comprehensive medical coverage to those individuals. Effective January 1, 1999, the Company no longer participates in the Medicare program. MAMSI offers access to its preferred provider network of physicians to employers and insurance companies in association with various health plans. PPOs allow enrollees to receive care from a network of participating physicians and health care practitioners who agree to provide services at contractually negotiated rates in exchange for increased patient volume. A PPO does not assume insurance risk from medical utilization and it is not the claims payor.

MEASUREMENT OF SEGMENT PROFIT OR LOSS

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including income from the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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


REPORTABLE SEGMENTS
                                                       -----------------------------------------------------------------
(in thousands)                                            Risk       Medicare        PPO        All Others      Totals
                                                       -----------------------------------------------------------------
Year ended December 31, 1999:

Revenue from external customers                        $1,206,340     $  -         $21,352      $ 78,528      $1,306,220

Segment pretax profit (loss)                               20,086        -          11,103        (2,011)         29,178

                                                       -----------------------------------------------------------------
(in thousands)                                            Risk       Medicare        PPO        All Others      Totals
                                                       -----------------------------------------------------------------
Year ended December 31, 1998:

Revenue from external customers                        $1,040,701     $46,414      $20,501      $ 63,971      $1,171,587

Segment pretax profit (loss)                               13,251      (6,778)      10,748           519          17,740

                                                       -----------------------------------------------------------------
(in thousands)                                            Risk       Medicare        PPO        All Others      Totals
                                                       -----------------------------------------------------------------
Year ended December 31, 1997:

Revenue from external customers                        $  917,613     $53,665      $18,351      $106,983      $1,096,612

Segment pretax profit (loss)                                7,282     (14,799)       9,543         5,095           7,121


The sources of revenue included in the All Others category are composed primarily of Medicaid and miscellaneous. All revenue is generated within the United States.


                                                                --------------------------------------------
(in thousands)                                                     1999              1998             1997
                                                                --------------------------------------------
Revenues

Total external revenues for reportable segments                 $1,227,692       $1,107,616       $  989,629

Other revenues                                                      78,528           63,971          106,983

Investment revenue not allocated                                    11,096           10,622           15,041

Gain on sale of real estate                                           -               5,692             -
                                                                ----------       ----------       ----------
     Total consolidated revenues                                $1,317,316       $1,187,901       $1,111,653
                                                                ==========       ==========       ==========

Pretax Profit

Total profit from reportable segments                           $   31,189       $   17,221       $    2,026

Other (loss) or profit                                              (2,011)             519            5,095

Net investment income not allocated                                 10,652           10,091           14,319

Gain on sale of real estate                                           -               5,692             -

Federal Employees Health Benefits Program

  accrual                                                             -             (16,500)            -

Loss on retirement of equipment                                       -              (4,787)            -
                                                                ----------       ----------       ----------
     Total consolidated pretax profit                           $   39,830       $   12,236       $   21,440
                                                                ==========       ==========       ==========

NOTE 15 - COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, net-of-tax, were as follows:


                                                                -----------------------------------------
(in thousands)                                                    1999             1998             1997
                                                                -----------------------------------------
Unrealized holding (losses) gains arising
 during period                                                  $(2,341)         $ 2,055          $ 5,573

Less: Reclassification adjustment for

  net (losses) gains included in net income                         (15)           1,688            4,892
                                                                -------          -------          -------

Net unrealized (losses) gains recognized in
 other comprehensive (loss) income                              $(2,326)         $   367          $   681
                                                                =======          =======          =======

                         Report of Independent Auditors

Board of Directors and Stockholders
Mid Atlantic Medical Services, Inc.


We have audited the accompanying consolidated balance sheets of Mid Atlantic Medical Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid Atlantic Medical Services, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

                                          ----------------------
                                          Ernst & Young LLP

McLean, Virginia
February 14, 2000

SELECTED QUARTERLY FINANCIAL DATA FOR FISCAL YEARS 1999 AND 1998


                                    1999       1999       1999       1999       1998       1998       1998       1998
                                    First     Second      Third     Fourth      First     Second      Third     Fourth
                                   Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                   --------   --------   --------   --------   --------   --------   --------   --------
                                                             (in thousands except share amounts)
                                                                           (unaudited)

Revenue                            $313,198   $323,530   $335,250   $345,338   $289,502   $294,225   $299,546   $304,628
Expense                             304,127    316,560    324,689    332,110    278,843    288,496    310,685    297,641

Income (loss) before income taxes
 (benefit)                            9,071      6,970     10,561     13,228     10,659      5,729    (11,139)     6,987
Net income (loss)                     5,871      4,506      7,120      8,825      6,690      3,585     (6,743)     5,513

Basic earnings (loss) per share         .14        .11        .17        .22        .14        .08       (.15)       .13
Diluted earnings (loss) per share       .14        .11        .17        .22        .14        .08       (.15)       .13


Included in the third quarter of 1998 is a one-time, pre-tax charge of $16.5 million related to the Company's participation in the FEHBP. See Note 11 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from "Directors and Executive Officers" section of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on May 1, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from "Directors and Executive Officers -- Directors' Compensation" and "Executive
Management Compensation" sections of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on May 1, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from "Stock Owned by Management" and "Principal Stockholders" sections of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on May 1, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from "Executive Management Compensation" section of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on May 1, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                        PAGE
                                                                  ----
Consolidated Balance Sheets as of December 31, 1999 and 1998 ... 27 Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997 .............................    28
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997 .........    29
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997 .............................    30
Notes to Consolidated Financial Statements .....................    31
Report of Ernst & Young LLP Independent Auditors ...............    47

(a)(2) and (d)
INDEX TO FINANCIAL STATEMENT SCHEDULE                             PAGE
                                                                  ----
II - Valuation and Qualifying Accounts as of December 31,
       1999, 1998 and 1997 .....................................    51

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

                       Mid Atlantic Medical Services, Inc.

                  Schedule II - Valuation and Qualifying Accounts
                              (in thousands)

                                    Additions

                Balance at     ------------------------------
                Beginning        Charged to      Charged to                      Balance
                    of              Costs          Other        Deductions-       at End
Description       Period        and Expenses      Accounts      Write-Offs      of Period
-----------     ----------     -------------     ----------     -----------     ---------

DEDUCTED FROM ASSET ACCOUNTS:

YEAR ENDED DECEMBER 31, 1997

Allowance for doubtful accounts - accounts receivable

                $  5,366       $                 $    (93)(1)   $    (93)       $  5,180
                ========       ========          ========       ========        ========

Valuation allowance - deferred tax assets

                $    762       $                 $    325       $    (25)       $  1,062
                ========       ========          ========       ========        ========

YEAR ENDED DECEMBER 31, 1998

Allowance for doubtful accounts - accounts receivable

                $  5,180       $    143          $   (309)(1)   $    200        $ 5,214
                ========       ========          ========       ========        =======

Valuation allowance - deferred tax assets

                $  1,062       $  1,228          $              $               $ 2,290
                ========       ========          ========       ========        =======

YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts - accounts receivable

                $  5,214       $    462          $   (230)(1)   $               $ 5,446
                ========       ========          ========       ========        =======

Valuation allowance - deferred tax assets

                $  2,290       $    765          $              $               $ 3,055
                ========       ========          ========       ========        =======


(1) The changes to the allowance were charged to premium revenue.

(a)(3)
EXHIBITS

See the Exhibit Index on pages 62-63 of this Form 10-K.

(b)
REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      MID ATLANTIC MEDICAL SERVICES, INC. ("MAMSI")
      (Registrant)

      By: /s/ Mark D. Groban, M.D.                   3/28/00
         --------------------------------------------------
         Mark D. Groban, M.D.                          Date
         Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By: /s/ Thomas P. Barbera                      3/28/00
         --------------------------------------------------
         Thomas P. Barbera                           Date
         Vice Chairman of the Board, President, Chief Executive Officer and Director

      By: /s/ Francis C. Bruno, M.D.                 3/28/00
         ---------------------------------------------------
         Francis C. Bruno, M.D.                       Date
         Director

      By:
         ---------------------------------------------------
         John H. Cook, III, M.D.                      Date
         Director

      By: /s/ Raymond H. Cypess, D.V.M., Ph.D.       3/28/00
         ---------------------------------------------------
         Raymond H. Cypess, D.V.M., Ph.D.             Date
         Director

      By: /s/ Robert E. Foss                         3/28/00
         --------------------------------------------------
         Robert E. Foss                               Date
         Senior Executive Vice President and Chief Financial Officer
         and Director
         (Principal Financial Officer)

      By: /s/ Mark D. Groban, M.D.                   3/28/00
         --------------------------------------------------
         Mark D. Groban, M.D.                         Date
         Chairman of the Board and Director
         (Principal Executive Officer)

      By: /s/ Christopher E. Mackail                 3/28/00
         --------------------------------------------------
         Christopher E. Mackail                       Date
         Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

      By: /s/ John P. Mamana, M.D.                   3/28/00
         --------------------------------------------------
         John P. Mamana, M.D.                         Date
         Director

      By: /s/ William M. Mayer, M.D.                 3/28/00
         --------------------------------------------------
         William M. Mayer, M.D.                       Date
         Director

      By: /s/ Edward J. Muhl                        3/28/00
         --------------------------------------------------
         Edward J. Muhl                               Date
         Director

      By: /s/ Gretchen P. Murdza                    3/28/00
         --------------------------------------------------
         Gretchen P. Murdza                           Date
         Chief Executive Officer of Homecare and Pharmacy
         Subsidiaries and Director

      By: /s/ Janet L. Norwood                      3/28/00
         --------------------------------------------------
         Janet L. Norwood, Ph.D.                      Date
         Director

      By: /s/ John A. Paganelli                     3/28/00
         --------------------------------------------------
         John A. Paganelli                            Date
         Director

      By:
         --------------------------------------------------
         Ivan R. Sabel                                Date
         Director

      By: /s/ James A. Wild                         3/28/00
         --------------------------------------------------
         James A. Wild                                Date
         Director

(a)(3), (b) and(C)List of Exhibits.



                                  EXHIBIT INDEX
                                                                             Location of Exhibit

Exhibit                                                                        in Sequential
Number     Description of Document                                             Numbering System
-------    -----------------------                                           -------------------
 3.1       Copy of Certificate of Incorporation of MAMSI dated
           October 7, 1986..........................................................(1)
 3.2       Copy of Certificate of Amendment of MAMSI Certificate of
           Incorporation dated April 23, 1990.......................................(4)
 3.3       Amended and Restated By-laws of MAMSI as of February 15, 2000............
 3.4       Copy of Certificate of Amendment of MAMSI Certificate of
           Incorporation dated June 2, 1994.........................................(4)
10.41      Copy of Agreement between M.D. IPA and Surgical Care Affiliates, Inc., dated April 22, 1985.....................................................(4)
10.60      1993 Non-Qualified Stock Option Plan.....................................(11)
10.61      1993 Non-Qualified Stock Option Letter Sent to Key Employees.............(11)
10.67      1994 Non-Qualified Stock Option Plan.....................................(3)
10.68      1994 Non-Qualified Stock Option Letter sent to Key Employees.............(3)
10.69      Revolving Loan Agreement with Signet Bank dated September 30, 1993.......(3)
10.72      List of States in which MAMSI Life is Licensed to Operate................(3)
10.74      1995 Non-Qualified Stock Option Plan.....................................(4)
10.75      1995 Non-Qualified Stock Option Plan letter sent to Key Employees........(4)
10.76      Agreement between OCI and the Commonwealth of Virginia governing the
           Medical Assistance Program ("Medicaid") dated May 27, 1994...............(4)
10.79      1996 Non-Qualified Stock Option Plan.....................................(5)
10.80      Form of Agreement between MAMSI and Employees Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(5)
10.81      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(5)
10.82      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1996 Non-Qualified Stock Option Plan...................(5)
10         Amended and Restated Compensation Trust Agreement dated
           December 20, 1996........................................................(7)
10.1       Amended and Restated Common Stock Purchase Agreement dated
           December 20, 1996........................................................(7)
10.2       Replacement Promissory Note dated December 20, 1996......................(7)
10.83      1997 Management Bonus Program............................................(8)
10.84      Form of Non-Qualified Stock Option Agreement for Options Granted
           under 1991, 1992, 1993, 1994 and 1995 Non-Qualified Stock Option Plan....(9)
10.85      Agreement of Purchase of Real Property by Mid-Atlantic
           Medical Services, Inc....................................................(10)
10.86      1997 Amendment to Employment Agreement between George T. Jochum and the Company..........................................................(11)
10.87      1998 Non-Qualified Stock Option Plan.....................................(11)
10.88      1998 Senior Management Bonus Plan........................................(11)
10.89      1998 Management Bonus Plan...............................................(11)
10.90      Amendment to 1994 Non-Qualified Stock Option Plan........................(11)
10.91      Amendment to 1995 Non-Qualified Stock Option Plan........................(11)
10.92      Amendment to 1996 Non-Qualified Stock Option Plan........................(11)
10.93      1999 Employment Agreement Between George T. Jochum and the Company.......(11)
10.94      Form of Agreement between MAMSI and Employees Granting Options under the 1998 Non-Qualified Stock Option Plan...........................(12)
10.95      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1998 Non-Qualified Stock Option Plan...........................(12)
10.96      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1998 Non-Qualified Stock Option Plan...................(12)
10.97      Memorandum to Employees and Form for Election Of Exchange
           and Repricing of Stock Options...........................................(12)
10.98      Agreement of Purchase and Sale of Real Estate............................(13)
10.981     1999 Non-Qualified Stock Option Plan.....................................(14)
10.982     1999 Senior Management Bonus Plan........................................(14)
10.983     1999 Management Bonus Plan...............................................(14)
10.984     Amended and Restated Stock Compensation Trust Agreement
           dated January 11, 1999...................................................(14)
10.985     Common Stock Purchase Agreement dated January 11, 1999...................(14)
10.986     Allonge to Replacement Promissory Note dated January 11, 1999............(14)
10.987     Employment Agreement between the Company and Mark D. Groban..............(14)
10.988     Employment Agreement between the Company and Thomas P. Barbera...........(14)
10.989     Employment Agreement between the Company and Robert E. Foss..............(14)







10.990     Form of Executive Employment Agreement between the Company and Executive Staff......................................................(14)
10.991     Form of Agreement between MAMSI and Employees Granting Options under the 1999 Non-Qualified Stock Option Plan...........................(14)
10.992     Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1999 Non-Qualified Stock Option Plan...................(14)
10.993     Employment Agreement between the Company and Mark D. Groban..............(15)
10.994     Employment Agreement between the Company and Thomas P. Barbera...........(15)
10.995     First Amendment to Employment Agreement between the Company and Mark D. Groban.......................................................(16)
10.996     First Amendment to Employment Agreement between the Company and Thomas P. Barbera....................................................(16)
10.997     First Amendment to Employment Agreement between the Company and Robert E. Foss.......................................................(16)
10.998     Amended and Restated Stock Compensation Trust Agreement
           dated August 20, 1999....................................................(16)
10.999     Common Stock Purchase Agreement dated August 20, 1999....................(16)
10.21      Allonge to Replacement Promissory Note dated
           August 20, 1999..........................................................(16)
10.22      2000 Non-Qualified Stock Option Plan.....................................
10.23      2000 Senior Management Bonus Plan........................................
10.24      2000 Key Management Bonus Plan...........................................
10.25      Plan for Deferral of Directors Fees......................................
10.26      Form of Agreement between MAMSI and Employees Granting Options
           Under the 2000 Non-Qualified Stock Option Plan...........................
10.27      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options Under the 2000 Non-Qualified Stock Option Plan...................
10.28      Form of Agreement between MAMSI and Directors Electing
           to Defer Director Fees...................................................
21         Subsidiaries of the Company..............................................
23         Consent of Independent Auditors..........................................
27         Financial Data Schedule..................................................

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

(7) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act of 1934 on Form 10-Q/A for the quarterly period ended September 30, 1996.

(8) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1996.

(9) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act of 1934 on Form 10-Q for the quarterly period ended March 31, 1997.

(10) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act of 1934 on Form 10-Q for the quarterly period ended June 30, 1997.

(11) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1997.

(12) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act of 1934 on Form 10-Q for the quarterly period ended March 31, 1998.

(13) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act of 1934 on Form 10-Q for the quarterly period ended September 30, 1998.

(14) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1998.

(15) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act of 1934 on Form 10-Q for the quarterly period ended June 30, 1999.

(16) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act of 1934 on Form 10-Q for the quarterly period ended September 30, 1999.