Form 10-Q
period 2000-03-31
MID ATLANTIC MEDICAL SERVICES INC
filed 2000-05-15
CIK 805037

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

    For the quarterly period ended MARCH 31, 2000, or

[ ] Transition report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

    For the transition period from          to
                                   --------

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 48,333,222 shares of common stock, par value $.01, outstanding as of March 31, 2000.

 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                               March 31, 2000  December 31, 1999
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $      1,926     $      3,725
 Investment securities                                                               225,512          202,522
 Accounts receivable, net of allowance of $5,420 and $5,445                           90,172           83,623
 Prepaid expenses, advances and other                                                 22,939           27,287
 Deferred income taxes                                                                   436              381
                                                                                 -----------      -----------
   Total current assets                                                              340,985          317,538
 Property and equipment, net of accumulated
  depreciation of $43,835 and $41,518                                                 43,501           43,668
 Statutory deposits                                                                   14,024           14,043
 Other assets                                                                         10,479           10,357
 Deferred income taxes                                                                 2,855            2,978
                                                                                  ----------      -----------
   Total assets                                                                 $    411,844     $    388,584
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                  $          -     $         14
 Short-term borrowings                                                                 3,883            3,558
 Accounts payable                                                                     25,443           21,980
 Medical claims payable                                                              167,611          154,403
 Deferred premium revenue                                                             23,620           16,949
 Deferred income taxes                                                                 2,230            1,639
                                                                                 -----------      -----------
   Total current liabilities                                                         222,787          198,543
 Deferred income taxes                                                                 3,023            3,220
                                                                                 -----------      -----------
   Total liabilities                                                                 225,810          201,763
                                                                                 -----------      -----------
Stockholders' equity

 Common stock, $.01 par,  100,000,000 shares  authorized;  59,772,502 issued and
  48,333,222 outstanding at March 31, 2000; 59,772,502 issued and
  49,439,222 outstanding at December 31, 1999                                            597              597
 Additional paid-in capital                                                          161,989          152,607
 Stock compensation trust (common stock held in trust)                               (92,579)         (83,215)
 Treasury stock, 11,439,280 shares at March 31, 2000; 10,333,280 shares at
  December 31, 1999                                                                 (113,807)        (104,117)
 Accumulated other comprehensive income                                                 (730)          (1,013)
 Retained earnings                                                                   230,564          221,962
                                                                                 -----------      -----------
   Total stockholders' equity                                                        186,034          186,821
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    411,844     $    388,584
                                                                                 ===========      ===========

Note: The balance sheet at December 31, 1999 has been extracted from the audited financial statements at that date.






            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ending
                                                                                  March 31,         March 31,
                                                                                    2000              1999
                                                                                ------------      ------------
Revenue

  Health premium                                                                $    344,362      $    298,661
  Fee and other                                                                        5,218             5,464
  Life and short-term disability premium                                               1,967             1,949
  Home health services                                                                 5,639             4,909
  Investment                                                                           2,927             2,215
                                                                                 -----------       -----------
    Total revenue                                                                    360,113           313,198
                                                                                 -----------       -----------
Expense

  Medical                                                                            298,685           262,489
  Life and short-term disability claims                                                  823               887
  Home health patient services                                                         4,987             3,953
  Administrative (including interest expense of $137 and $76                          42,555            36,798
                                                                                 -----------       -----------
    Total expense                                                                    347,050           304,127
                                                                                 -----------       -----------
Income before income taxes                                                            13,063             9,071

Income tax expense                                                                    (4,461)           (3,200)
                                                                                 -----------       -----------

Net income                                                                      $      8,602      $      5,871
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .22      $        .14
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .22      $        .14
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                  Three Months
                                                                                                     Ending
                                                                                                 March 31, 2000
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $      8,602
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      2,560
    Provision for bad debts                                                              (25)
    Provision for deferred income taxes                                                  276
    Loss on sale and disposal of assets                                                    4
    Increase in accounts receivable                                                   (6,524)
    Decrease in prepaid expenses, advances, and other                                  4,348
    Increase in accounts payable                                                       3,463
    Increase in medical claims payable                                                13,208
    Increase in deferred premium revenue                                               6,671
                                                                                 -----------
        Total adjustments                                                                               23,985
                                                                                                   -----------
        Net cash provided by operating activities                                                       32,587

Cash flows used in investing activities:

  Purchases of investment securities                                                 (91,184)
  Sales of investment securities                                                      68,663
  Purchases of property and equipment                                                 (2,169)
  Purchase of statutory deposits                                                         (83)
  Maturities of statutory deposits                                                        85
  Purchases of other assets                                                             (395)
  Proceeds from sale of assets                                                            62
                                                                                 -----------
        Net cash used in investing activities                                                          (25,025)

Cash flows used in by financing activities:

  Principal payments on notes payable                                                    (14)
  Increase in short-term borrowings                                                      325
  Exercise of stock options                                                               17
  Stock option tax benefit                                                                 1
  Purchase of treasury stock                                                          (9,690)
                                                                                 -----------
        Net cash used in financing activities                                                           (9,361)
                                                                                                   -----------
Net decrease in cash and cash equivalents                                                               (1,799)

Cash and cash equivalents at beginning of period                                                         3,725
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      1,926
                                                                                                   ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                  Three Months
                                                                                                     Ending
                                                                                                 March 31, 1999
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $      5,871
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      2,730
    Provision for bad debts                                                              (55)
    Provision for deferred income taxes                                                 (162)
    Loss on sale and disposal of assets                                                   18
    Increase in accounts receivable                                                   (3,374)
    Decrease in prepaid expenses, advances, and other                                  4,000
    Decrease in accounts payable                                                      (1,760)
    Increase in medical claims payable                                                 8,839
    Increase in deferred premium revenue                                               1,100
                                                                                 -----------
        Total adjustments                                                                               11,336
                                                                                                   -----------
        Net cash provided by operating activities                                                       17,207

Cash flows used in investing activities:

  Purchases of investment securities                                                 (85,270)
  Sales of investment securities                                                      75,603
  Purchases of property and equipment                                                 (1,532)
  Purchases of other assets                                                             (381)
  Proceeds from sale of assets                                                           221
                                                                                 -----------
        Net cash used in investing activities                                                          (11,359)

Cash flows used in financing activities:

  Principal payments on notes payable                                                    (15)
  Increase in short-term borrowings                                                      840
  Purchase of treasury stock                                                          (6,166)
                                                                                 -----------
        Net cash used in financing activities                                                           (5,341)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                  507

Cash and cash equivalents at beginning of period                                                         9,787
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $     10,294
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

Other MAMSI subsidiaries include Alliance PPO, LLC, which provides a delivery network of physicians to employers and insurance companies in association with various health plans, and Mid Atlantic Psychiatric Services, Inc., which provides psychiatric services to third party payors or self-insured employer groups. MAMSI Life and Health Insurance Company develops and markets indemnity health products and group life, accidental death and short-term disability insurance. HomeCall, Inc., FirstCall, Inc., and HomeCall Pharmaceutical Services, Inc. provide in-home medical care (including skilled nursing, infusion and therapy) and pharmacy services to MAMSI's HMO members and other payors. HomeCall Hospice Services, Inc. provides services to terminally ill patients and their families.

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of March 31, 2000, the consolidated statements of operations for the three months ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1999 audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). The results of operations for the three month period ended March 31 are not necessarily indicative of the operating results for the full year.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Three Months Ended
                                                March 31,     March 31,
                                                 2000          1999
Numerator:                                     ----------    ----------
 Net income                                    $    8,602    $    5,871
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    38,984,667    42,485,030
 Dilutive securities - employee stock options     153,627        59,656
 Denominator for diluted earnings per share
  - adjusted weighted average shares           39,138,294    42,544,686

Options to purchase approximately 8.5 million shares of common stock at various prices were outstanding at March 31, 2000, but were not included in the computation of diluted earnings per share because the option proceeds would
exceed  the  average   market  price  and,   therefore,   the  effect  would  be
antidilutive.

During the first quarters of 2000 and 1999, total comprehensive income amounted to $8,885,000 and $5,692,000, respectively.

The Company maintains a stock compensation trust ("SCT") to fund its obligations arising from its various stock option plans. Shares held by the SCT are excluded from the denominator used in calculating basic and diluted earnings per common share.

NOTE 3 - FEDERAL EMPLOYEES' HEALTH BENEFIT PROGRAM SETTLEMENT

In 1998, a pretax charge of approximately $16.5 million, which included approximately $4.4 million of interest, was recognized in the Company's financial statements in anticipation of negotiations relating to potential governmental claims in connection with contracts with the Office of Personnel Management ("OPM") related to an audit conducted by the Office of Inspector General concerning the Company's participation in Federal Employee Health Benefit Program ("FEHBP") for the years 1992-1997, related to findings for years 1992-1994. In the normal course of business, OPM audits health plans with which it contracts to verify, among other things, that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. OPM's current practice is to audit large plans every year. While the government's initial on- site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take two to three years. In the first quarter of 2000, the Company settled all findings without material modification to its original charge.

NOTE 4 - REPORTABLE SEGMENTS

The Company's principal business is providing health insurance products. The Company has two reportable segments: commercial risk products and preferred provider organizations. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio. Management does not allocate assets in the measurement of segment profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in the Company's 1999 Form 10-K.

                                                              Three Months Ending
                                                           March 31,        March 31,
                                                             2000             1999
In 000's                                                 ------------     ------------
Revenues:
 Commercial risk                                         $    336,863     $    287,891
 Preferred provider organizations                               5,218            5,464
 All other                                                     15,105           17,628
                                                          -----------      -----------
                                                         $    357,186     $    310,983
                                                          ===========      ===========

Profit (Loss):
 Commercial risk                                         $      7,754     $      4,165
 Preferred provider organizations                               2,609            2,841
 All other                                                        (81)             (39)
                                                          -----------      -----------
                                                         $     10,282     $      6,967
                                                          ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                              Three Months Ending
                                                           March 31,        March 31,
                                                             2000             1999
In 000's                                                 ------------     ------------
Total profit from reportable segments                    $     10,363     $      7,006
Other loss                                                        (81)             (39)
Unallocated amounts:
 Investment income                                              2,781            2,104
                                                          -----------      -----------
Income before taxes                                      $     13,063     $      9,071
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

3. The possibility of increased litigation, legislation or regulation (such as the numerous class action lawsuits that have been filed against managed care companies and the pending initiatives to increase health care regulation) that might increase regulatory oversight which, in turn, would have the potential for increased costs.

4. The potential for increased medical expenses due to: - Increased utilization by the Company's membership. - Inflation in practitioner and pharmaceutical costs. - Federal or state mandates that increase benefits or limit the Company's oversight ability.

5. The  possibility  that the  Company is not able to  negotiate  new or renewal
contracts  with  appropriate   physicians,   other  health  care  practitioners,
hospitals and facilities.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

Consolidated net income of the Company was $8,602,000 and $5,871,000 for the first quarters of 2000 and 1999, respectively. Diluted earnings per share was $.22 and $.14 in the first quarters of 2000 and 1999, respectively. This increase in earnings is attributable to an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue
("medical care ratio"), offset somewhat by an increase in administrative expense. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Revenue for the three months ended March 31, 2000 increased approximately $46.9 million or 15.0 percent over the three months ended March 31, 1999. A 4.4 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $14.4 million in health premium revenue, while a 10.5 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $31.3 million increase in health premium revenue. The increase in HMO and indemnity enrollment is principally due to increases in the Company's commercial membership. Management believes that commercial health premiums should continue to increase during 2000 as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Commercial premium rate increases are expected to continue in 2000 in the range of 7.5% to 8%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicare and Medicaid programs. Specifically, effective January 1, 1999 the Company withdrew from participation in the Medicare program. In October, 1999, the Company withdrew from participation in the North Carolina and West Virginia Medicaid programs. Effective May 1, 2000, the Company has transferred its membership in the Virginia Medicaid Program to a non- affiliated carrier.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, and increased competition in the Company's service area.

The Company's home health operations contributed approximately $5.6 million in revenue in the first quarter of 2000 as compared with $4.9 million in the first quarter of 1999. Revenue from life and short-term disability products contributed $2.0 million in revenue in the first quarter of 2000 as compared to $1.9 million for the same period in 1999.

The medical care ratio decreased from 87.9% for the first quarter of 1999 to 86.7% for the 1st quarter of 2000. On a per member per month basis, medical expenses increased 9.0 percent. The decrease in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, the Company's withdrawal from certain state Medicaid programs, and also increased premiums per member. The ongoing initiatives should help to control the Company's medical care ratio. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member, are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") increased to 11.8 percent for the first quarter of 2000 as compared to
11.7 percent for the same period in 1999. Management believes that the administrative expense ratio will increase modestly in 2000 as additional personnel with specialized medical and other expertise who were only with the Company for part of 1999 are reflected for a full year. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income increased $.7 million primarily due to an increase in investment securities balances.

The net margin rate  increased  from 1.9 percent in the first quarter of 1999 to
2.4 percent in the current quarter. This increase is consistent with the factors previously described.

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

The Company's cash and investment securities increased $21.2 million from $206.2 million at December 31, 1999 to $227.4 million at March 31, 2000, primarily due to the timing of medical expense payments, which traditionally lag behind the receipt of increased premiums per member and net income offset by the effect of treasury stock purchases. Accounts receivable also increased from $83.6 million at December 31, 1999 to $90.2 million at March 31, 2000, principally due to the timing of customer payments, increases in membership and increases in the Company's home health care customer base. Prepaid expenses and other decreased from $27.3 million at December 31, 1999 to $22.9 million at March 31, 2000 due to a decrease in income tax amounts paid in advance.

Medical claims payable increased from $154.4 million at December 31, 1999 to $167.6 million at March 31, 2000, primarily due to increased membership and an increase in medical expenses per member.

Additional paid-in capital increased from $152.6 million at December 31, 1999 to $162.0 million at March 31, 2000, principally due to an increase in the market value of the shares of the Company's stock held in the SCT. This also accounts for the change in the SCT balance.

Treasury stock increased from $104.1 million at December 31, 1999 to $113.8 million at March 31, 2000 due to the purchase of 1,106,000 additional shares by the Company at a total cost of $9,690,000.

The Company currently has access to total revolving credit facilities of $29.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At March 31, 2000, approximately $3.9 million was drawn against these facilities. In addition, the Company maintains a $12 million letter of credit for the benefit of the North Carolina Insurance Department in support of operations of MAMSI Life and Health Insurance Company, and a $150,000 letter of credit for the Company's home health subsidiary. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                           March 31,      December 31,
                                                             2000             1999
                                                         ------------     ------------
Cash and cash equivalents                                $      1,926     $      3,725
Investment securities                                         225,512          202,522
Working capital advances to Maryland hospitals                 16,277           15,390
                                                          -----------      -----------
Total available liquid assets                                 243,715          221,637
Credit line availability                                       12,967           13,292
                                                          -----------      -----------
Total short-term capital resources                       $    256,682     $    234,929
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

The Company's major business operations are principally conducted through its HMOs and insurance company. HMOs and insurance companies are subject to state regulations that, among other things, may require those companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. As of March 31, 2000, those subsidiaries of the Company were in compliance with all minimum capital requirements.

At its October 1999 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin November 15, 1999 and extend through June 30, 2000. As of December 31, 1999, the Company had repurchased 447,200 shares of its common stock for a total cost of approximately $3.1 million under its then active stock repurchase program. During the three months ended March 31, 2000, the Company repurchased an additional 1,106,000 shares of its common stock for a total cost of approximately $9.7 million. In April 2000, the Company repurchased 604,200 shares of its common stock for a total cost of approximately $5.7 million. At its May 2000 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The newly authorized program includes any unspent funds carried forward from the October 1999 repurchase program.

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

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company has no significant market risk with regard to liabilities. There are no material changes in market risk exposure at March 31, 2000 when compared with December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

During 1998, the Company became involved in a dispute with the Maryland Insurance Administration ("MIA") concerning the construction and application of
Section 15-1008 of the Maryland Insurance Article. The law limits the time within which a carrier may retroactively collect money owed by physicians and health care practitioners to the carrier by using the device of offsetting future payments to physicians and health care practitioners with the amount owed by the physicians or health care practitioners to the carrier. The law does not affect the right of carriers to otherwise recover monies owed. The Company construed the law to be applicable to claims paid on or after October 1, 1997. The MIA construed the law to apply to retroactive adjustments made on or after October 1, 1997 and the MIA has ordered the Company to abide by its construction of the law. On May 1, 2000, the Company and the MIA entered into a consent order which settled a portion of the claims without material impact to the Company's financial statements. The remaining claims are within the jurisdiction of the MIA. Management believes that the resolution of the remaining claims will not have a material adverse effect on the Company's financial statements as the MIA's current position affects the method of collection of the claims reversals, rather than the Company's legal right to the refunds.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of MAMSI was held on May 1, 2000. The following matters were submitted to a vote of the stockholders during the annual meeting:

(1) The following individuals were elected to the Board of Directors for a three year term with the indicated votes:

                                     For          Against      Abstain
                                  ----------     ---------     --------
Howard M. Arnold                  39,943,797     2,981,956         None
John W. Dillon                    39,509,119     3,416,634         None
Mark D. Groban, M.D.              39,842,566     3,083,187         None
John P. Mamana, M.D.              39,954,786     2,970,967         None

Board members whose term of office continued after the meeting are as follows:

Thomas P. Barbera
Francis C. Bruno, M.D.
John H. Cook III, M.D.
Raymond H. Cypess, D.V.M., PhD.
Robert E. Foss
Edward J. Muhl
Janet L. Norwood
John A. Paganelli
Ivan R. Sabel
James A. Wild

(2) The adoption of the 2000 Non-Qualified Stock Option Plan was ratified by a count of 29,526,388 affirmative votes, 13,032,806 negative votes and 366,559 abstentions.

(3) The adoption of the 2000 Senior Management Bonus Plan was ratified by a count of 37,352,791 affirmative votes, 4,997,875 negative votes and 575,087 abstentions.

There were no broker non-votes with respect to the election of Directors, the adoption of the 2000 Non-Qualified Stock Option Plan or the 2000 Senior Management Bonus Plan.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See the Exhibit Index on page 16 of the Form 10-Q.

(b)  Reports on form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                  (Registrant)

Date: May 12, 2000  /s/    Robert E. Foss

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

6(a) List of Exhibits.

                                  EXHIBIT INDEX

                                                    Location of Exhibit

Exhibit                                                In Sequential
Number      Description of Document                  Numbering System
-------     -----------------------                 -------------------

27          Financial Data Schedule for the Three
            Months Ended March 31, 2000. . . . . . . . . . .