Form 10-Q
period 2000-06-30
MID ATLANTIC MEDICAL SERVICES INC
filed 2000-08-14
CIK 805037

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

    For the quarterly period ended June 30, 2000, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 47,282,822 shares of common stock, par value $.01, outstanding as of June 30, 2000.

 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                               June 30, 2000   December 31, 1999
                                                                                ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $      1,989     $      3,725
  Investment securities                                                              220,797          202,522
  Accounts receivable, net of allowance of $5,366 and $5,445                          82,052           83,623
  Prepaid expenses, advances and other                                                29,319           27,287
  Deferred income taxes                                                                  483              381
                                                                                 -----------      -----------
    Total current assets                                                             334,640          317,538

  Property and equipment, net of accumulated
   depreciation of $44,869 and $41,518                                                44,925           43,668
  Statutory deposits                                                                  14,014           14,043
  Other assets                                                                        10,305           10,357
  Deferred income taxes                                                                2,750            2,978
                                                                                 -----------      -----------
    Total assets                                                                $    406,634     $    388,584
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                 $          -     $         14
  Short-term borrowings                                                                3,098            3,558
  Accounts payable                                                                    26,027           21,980
  Medical claims payable                                                             167,062          154,403
  Deferred premium revenue                                                            21,922           16,949
  Deferred income taxes                                                                2,049            1,639
                                                                                 -----------      -----------
    Total current liabilities                                                        220,158          198,543

  Deferred income taxes                                                                2,854            3,220
                                                                                 -----------      -----------
    Total liabilities                                                                223,012          201,763
                                                                                 -----------      -----------
Stockholders' equity

  Common stock, $.01 par,  100,000,000 shares authorized;  59,772,502 issued and
   47,282,822 outstanding at June 30, 2000; 59,772,502 issued
   and 49,439,222 outstanding at December 31, 1999                                       597              597
  Additional paid-in capital                                                         204,049          152,607
  Stock compensation trust (common stock held in trust)                             (133,219)         (83,215)
  Treasury stock, 12,489,680 shares at June 30, 2000; 10,333,280 shares
   at December 31, 1999                                                             (124,748)        (104,117)
  Accumulated other comprehensive loss                                                  (934)          (1,013)
  Retained earnings                                                                  237,877          221,962
                                                                                 -----------      -----------
    Total stockholders' equity                                                       183,622          186,821
                                                                                 -----------      -----------
    Total liabilities and stockholders' equity                                   $   406,634     $    388,584
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                  June 30,          June 30,
                                                                                    2000              1999
                                                                                ------------      ------------
Revenue

  Health premium                                                                $    351,809      $    307,880
  Fee and other                                                                        5,308             5,375
  Life and short-term disability premium                                               1,983             2,005
  Home health services                                                                 6,026             5,839
  Investment                                                                           3,213             2,431
                                                                                 -----------       -----------
    Total revenue                                                                    368,339           323,530
                                                                                 -----------       -----------
Expense

  Medical                                                                            308,147           274,096
  Life and short-term disability claims                                                  957             1,028
  Home health patient services                                                         5,006             4,900
  Administrative (including interest expense of $126 and $90)                         43,059            36,536
                                                                                 -----------       -----------
    Total expense                                                                    357,169           316,560
                                                                                 -----------       -----------
Income before income taxes                                                            11,170             6,970

Income tax expense                                                                    (3,857)           (2,464)
                                                                                 -----------       -----------

Net income                                                                      $      7,313      $      4,506
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .19      $        .11
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .19      $        .11
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                  June 30,          June 30,
                                                                                    2000              1999
                                                                                ------------      ------------
Revenue

  Health premium                                                                $    696,171      $    606,541
  Fee and other                                                                       10,526            10,839
  Life and short-term disability premium                                               3,950             3,954
  Home health services                                                                11,665            10,748
  Investment                                                                           6,140             4,646
                                                                                 -----------       -----------
    Total revenue                                                                    728,452           636,728
                                                                                 -----------       -----------
Expense

  Medical                                                                            606,832           536,585
  Life and short-term disability claims                                                1,780             1,915
  Home health patient services                                                         9,993             8,853
  Administrative (including interest expense of $263 and $166)                        85,614            73,334
                                                                                 -----------       -----------
    Total expense                                                                    704,219           620,687
                                                                                 -----------       -----------
Income before income taxes                                                            24,233            16,041

Income tax expense                                                                    (8,318)           (5,664)
                                                                                 -----------       -----------

Net income                                                                      $     15,915      $     10,377
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .42      $        .25
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .41      $        .25
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                   Six Months
                                                                                                     Ended
                                                                                                 June 30, 2000
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     15,915
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      5,180
    Provision for bad debts                                                              (79)
    Provision for deferred income taxes                                                  118
    Loss on sale and disposal of fixed assets                                            403
    Decrease in accounts receivable                                                    1,650
    Increase in prepaid expenses, advances, and other                                 (2,032)
    Increase in accounts payable                                                       4,047
    Increase in medical claims payable                                                12,659
    Increase in deferred premium revenue                                               4,973
                                                                                 -----------
        Total adjustments                                                                               26,919
                                                                                                   -----------
        Net cash provided by operating activities                                                       42,834

Cash flows used in investing activities:

  Purchases of investment securities                                                (139,114)
  Sales of investment securities                                                     120,970
  Purchases of property and equipment                                                 (6,407)
  Purchases of statutory deposits                                                       (332)
  Maturities of statutory deposits                                                       334
  Purchases of other assets                                                             (491)
  Proceeds from sale of assets                                                           137
                                                                                 -----------
        Net cash used in investing activities                                                          (24,903)

Cash flows used in financing activities:

  Principal payments on notes payable                                                    (14)
  Decrease in short-term borrowings                                                     (460)
  Exercise of stock options                                                            1,194
  Stock option tax benefit                                                               244
  Purchase of treasury stock                                                         (20,631)
                                                                                 -----------
        Net cash used in financing activities                                                          (19,667)
                                                                                                   -----------
Net decrease in cash and cash equivalents                                                               (1,736)

Cash and cash equivalents at beginning of period                                                         3,725
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      1,989
                                                                                                   ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                   Six Months
                                                                                                     Ended
                                                                                                 June 30, 1999
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     10,377
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      5,370
    Provision for bad debts                                                              (60)
    Provision for deferred income taxes                                                 (289)
    Loss on sale of disposal of assets                                                     8
    Increase in accounts receivable                                                   (5,175)
    Increase in prepaid expenses, advances, and other                                 (2,611)
    Increase in accounts payable                                                         234
    Increase in medical claims payable                                                15,705
    Increase in deferred premium revenue                                               1,120
                                                                                 -----------
        Total adjustments                                                                               14,302
                                                                                                   -----------
        Net cash provided by operating activities                                                       24,679

Cash flows used in investing activities:

  Purchases of investment securities                                                (171,099)
  Sales of investment securities                                                     165,342
  Purchases of property and equipment                                                 (3,375)
  Purchases of other assets                                                             (483)
  Proceeds from sale of assets                                                           392
                                                                                 -----------
        Net cash used in investing activities                                                           (9,223)

Cash flows used in financing activities:

  Principal payments on notes payable                                                    (30)
  Increase in short-term borrowings                                                    2,004
  Exercise of stock options                                                              188
  Stock option tax benefit                                                                17
  Purchase of treasury stock                                                         (11,315)
                                                                                 -----------
        Net cash used in financing activities                                                           (9,136)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                6,320

Cash and cash equivalents at beginning of period                                                         9,787
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $     16,107
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

MAMSI delivers managed health care services principally through its HMOs. The HMOs, MD-Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice, Inc.(R)("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") arrange for health care services to be provided to an enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

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

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1999 audited consolidated financial statements included in its annual report and Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Three Months Ended           Six Months Ended
                                                June 30,      June 30,      June 30,      June 30,
                                                  2000          1999          2000          1999
                                               ----------    ----------    ----------    ----------
Numerator:
 Net income                                    $    7,313    $    4,506    $   15,915    $   10,377
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    37,706,287    41,871,216    38,345,477    42,178,123
 Dilutive securities - employee stock options     736,401        62,595       445,014        61,126
 Denominator for diluted earnings per share
  - adjusted weighted average shares           38,442,688    41,933,811    38,790,491    42,239,249

Options to purchase approximately 5.1 million shares of common stock at various prices were outstanding at June 30, 2000, but were not included in the computation of diluted earnings per share because the option proceeds would
exceed  the  average   market  price  and,   therefore,   the  effect  would  be
antidilutive.

During the first six months of 2000 and 1999, total comprehensive income amounted to $15,994,000 and $9,069,000, respectively.

The Company maintains a stock compensation trust ("SCT") to fund its obligations arising from its various stock option plans. Shares held by the SCT are excluded from the denominator used in calculating basic and diluted earnings per common share.

NOTE 3 - FEDERAL EMPLOYEES' HEALTH BENEFIT PROGRAM SETTLEMENT

During 1998, a pretax charge of approximately $16.5 million, which included approximately $4.4 million of interest, was recognized in the Company's financial statements in anticipation of negotiations relating to potential governmental claims in connection with contracts with the Office of Personnel Management ("OPM"), related to an audit conducted by the Office of Inspector General concerning the Company's participation in the Federal Employee Health Benefit Program ("FEHBP") for the years 1992- 1997, related to findings for years 1992-1994. In the normal course of business, OPM audits health plans with which it contracts to verify, among other things, that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. OPM's current practice is to audit large plans every year. While the government's initial on-site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take two to three years. In the first quarter of 2000, the Company settled all findings without material modification to its original charge.

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

                                                Three Months Ending               Six Months Ending
                                             June 30,         June 30,         June 30,         June 30,
                                               2000             1999             2000             1999
In 000's                                   ------------     ------------     ------------     ------------
Revenues:
 Commercial risk                           $    349,372     $    295,214     $    686,235     $    583,105
 Preferred provider organizations                 5,308            5,375           10,526           10,839
 All other                                       10,446           20,510           25,551           38,138
                                            -----------      -----------      -----------      -----------
                                           $    365,126     $    321,099     $    722,312     $    632,082
                                            ===========      ===========      ===========      ===========

Income before taxes:
 Commercial risk                           $      5,262     $      2,346     $     13,016     $      6,512
 Preferred provider organizations                 2,654            2,795            5,263            5,636
 All other                                          202             (482)             121             (522)
                                            -----------      -----------      -----------      -----------
                                           $      8,118     $      4,659     $     18,400     $     11,626
                                            ===========      ===========      ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                Three Months Ending               Six Months Ending
                                             June 30,         June 30,         June 30,         June 30,
                                               2000             1999             2000             1999
In 000's                                   ------------     ------------     ------------     ------------
Total profit from reportable segments      $      7,916     $      5,141     $     18,279     $     12,148
Other profit (loss)                                 202             (482)             121             (522)
Unallocated amounts:
 Investment income                                3,052            2,311            5,833            4,415
                                            -----------      -----------      -----------      -----------
Income before taxes                        $     11,170     $      6,970     $     24,233     $     16,041
                                            ===========      ===========      ===========      ===========


NOTE 5 - CONTRACT ACCOUNTING

The Company has entered into certain long-term vendor contracts, some of which include incentives or cost guarantees for all or a portion of the contract period. The Company accounts for the benefit derived from these incentives or guarantees ratably over the contract period.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999

Consolidated net income of the Company was $7,313,000 and $4,506,000 for the second quarters of 2000 and 1999, respectively. Diluted earnings per share was $.19 and $.11 in the second quarters of 2000 and 1999, respectively. This increase in earnings is attributable to an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue
("medical care ratio"), offset somewhat by an increase in administrative expense. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Revenue for the three months ended June 30, 2000 increased approximately $44.8 million or 13.9 percent over the three months ended June 30, 1999. A 2.9 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $9.8 million in health premium revenue, while a 11.1 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $34.2 million increase in health premium revenue. The increase in HMO and indemnity enrollment is principally due to increases in the Company's commercial membership. Management believes that commercial health premiums should continue to increase during 2000 as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Commercial premium rate increases are expected to continue in 2000 in the range of 9% to 10%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicare and Medicaid programs. Specifically, effective January 1, 1999 the Company withdrew from participation in the Medicare program. In October, 1999, the Company withdrew from participation in the North Carolina and West Virginia Medicaid programs. Effective May 1, 2000, the Company has transferred its membership in the Virginia Medicaid Program to a non- affiliated carrier. Therefore, as of May 1, 2000, the Company has ended its participation in any government entitlement health insurance programs.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, and increased competition in the Company's service area.

The Company's home health operations contributed approximately $6.0 million in revenue in the second quarter of 2000 as compared with $5.8 million in the second quarter of 1999. Revenue from life and short-term disability products contributed $2.0 million in revenue in the second quarters of 2000 and 1999.

The medical care ratio decreased from 89.0% for the second quarter of 1999 to 87.6% for the second quarter of 2000. On a per member per month basis, medical expenses increased 9.3 percent. The decrease in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, the Company's withdrawal from certain state Medicaid programs, and also increased premiums per member. The ongoing initiatives should help to control the Company's medical care ratio. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member, are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") increased to 11.7 percent for the second quarter of 2000 as compared to
11.3 percent for the same period in 1999. Management believes that the administrative expense ratio will remain approximately the same throughout the rest of 2000. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income increased $.8 million primarily due to an increase in investment securities balances.

The net margin rate  increased from 1.4 percent in the second quarter of 1999 to
2.0 percent in the current quarter. This increase is consistent with the factors previously described.

THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE
30, 1999

The Company's consolidated net income for the six months ended June 30, 2000 increased to $15,915,000 from $10,377,000 for the six months ended June 30, 1999. Diluted earnings per share on net income increased from $.25 in the first six months of 1999 to $.41 for the same period in 2000. The increase in earnings is primarily attributable to increased premiums per member and reduction in the medical care ratio offset somewhat by an increase in administrative expense.

Revenue for the six months ended June 30, 2000 increased approximately $91.7 million or 14.4 percent over the six months ended June 30, 1999. A 10.8 percent increase in average premiums per HMO and indemnity enrollee increased health premium revenue by approximately $65.4 million and a 3.6 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $24.2 million in health premium revenue. Revenue from life and short-term disability products contributed $4.0 million in revenue for the first six months of 2000 and for the same period in 1999.

The medical care ratio decreased to 87.2 percent for the six months ended June 30, 2000 as compared to 88.5 percent for the comparable period in 1999. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The  administrative  expense ratio for the first six months of 2000 increased to
11.8 percent as compared to 11.5 percent for the same period in 1999. The reasons for this increase are consistent with the items discussed in the quarterly analysis.

The net margin rate increased from 1.6 percent for the first six months of 1999 to 2.2 percent for the comparable period of 2000. This increase is consistent with the factors previously described.

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

The Company's cash and investment securities increased $16.6 million from $206.2 million at December 31, 1999 to $222.8 million at June 30, 2000, primarily due to the timing of medical expense payments, which traditionally lag behind the receipt of increased premiums per member and net income offset by the effect of treasury stock purchases. Accounts receivable decreased from $83.6 million at December 31, 1999 to $82.1 million at June 30, 2000, principally due to the timing of customer payments and payment on receivables due from FEHBP. Prepaid expenses, advances and other increased from $27.3 million at December 31, 1999 to $29.3 million at June 30, 2000 due to an increase in income tax amounts paid in advance.

Medical claims payable increased from $154.4 million at December 31, 1999 to $167.1 million at June 30, 2000, primarily due to increased membership and an increase in medical expenses per member.

Additional paid-in capital increased from $152.6 million at December 31, 1999 to $204.0 million at June 30, 2000, principally due to an increase in the market value of the shares of the Company's stock held in the SCT. This also accounts for the change in the SCT balance.

Treasury stock increased from $104.1 million at December 31, 1999 to $124.7 million at June 30, 2000 due to the purchase of 2,156,400 additional shares by the Company at a total cost of $20,631,000.

The Company currently has access to total revolving credit facilities of $29.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At June 30, 2000, approximately $3.1 million was drawn against these facilities. In addition, the Company maintains a $12 million letter of credit for the benefit of the North Carolina Insurance Department in support of operations of MAMSI Life and Health Insurance Company, and a $100,000 letter of credit for the Company's home health subsidiary. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                            June 30,      December 31,
                                                             2000             1999
                                                         ------------     ------------
Cash and cash equivalents                                $      1,989     $      3,725
Investment securities                                         220,797          202,522
Working capital advances to Maryland hospitals                 16,613           15,390
                                                          -----------      -----------
Total available liquid assets                                 239,399          221,637
Credit line availability                                       13,802           13,292
                                                          -----------      -----------
Total short-term capital resources                       $    253,201     $    234,929
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

The Company's major business operations are principally conducted through its HMOs and insurance company. HMOs and insurance companies are subject to state regulations that, among other things, may require those companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. As of June 30, 2000, those subsidiaries of the Company were in compliance with all minimum capital requirements.

At its October 1999 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin November 15, 1999 and extend through June 30, 2000. As of December 31, 1999, the Company had repurchased 447,200 shares of its common stock for a total cost of approximately $3.1 million under its then active stock repurchase program. During the three months ended March 31, 2000, the Company repurchased an additional 1,106,000 shares of its common stock for a total cost of approximately $9.7 million. At its May 2000 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The newly authorized program includes any unspent funds carried forward from the October 1999 repurchase program. During the three months ended June 30, 2000, the Company repurchased an additional 1,050,400 shares of its common stock for a total cost of approximately $10.9 million.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company has no significant market risk with regard to liabilities. There are no material changes in market risk exposure at June 30, 2000 when compared with December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company has been named as the defendant in a suit filed by certain medical physicians and health care practitioners on March 26, 1997 in the Circuit Court for Anne Arundel County, Maryland ("Court"), which alleges that the Company improperly reduced payments to participating physicians and health care practitioners in the form of "withhold". It is the plaintiffs' allegation that certain payments should not have been reduced in this manner and seek unspecified damages. This matter has been filed as a class action against the Company. On August 18, 1997, the Court stayed further proceedings in the litigation pending plaintiff's pursuit of arbitration as provided for under the contract. On July 6, 2000, the Court ordered consolidated arbitration and on July 26, 2000, the Company filed an appeal of this order to the Maryland Court of Special Appeals. On April 14, 2000, the plaintiffs filed a Second Amended Complaint in the form of a class action against the Company alleging breach of contract, breach of fiduciary duty, conversion, fraudulent scheme, deceptive course of business practices and tortious interference with contractual relations generally relating to failed settlement discussions between the parties. On July 6, 2000, the Court granted plaintiffs' request to partially lift the stay on certain counts in the Second Amended Complaint. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial statements.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  See the Exhibit index on page 17 of the Form 10-Q.
(b) There were no reports filed on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.

                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                  (Registrant)

Date: August 14, 2000  /s/    Robert E. Foss

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

6(a) List of Exhibits.

                                  EXHIBIT INDEX

                                                    Location of Exhibit
Exhibit                                                In Sequential
Number      Description of Document                  Numbering System
-------     -----------------------                 -------------------

27          Financial Data Schedule for the Six
            Months Ended June 30, 2000. . . . . . . . . . .