Form 10-Q
period 2000-09-30
MID ATLANTIC MEDICAL SERVICES INC
filed 2000-11-14
CIK 805037

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

    For the quarterly period ended September 30, 2000, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 49,001,722 shares of common stock, par value $.01, outstanding as of September 30, 2000.

 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                          September 30, 2000   December 31, 1999
                                                                                ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $      1,715     $      3,725
  Investment securities                                                              236,158          202,522
  Accounts receivable, net of allowance of $5,787 and $5,445                          84,303           83,623
  Prepaid expenses, advances and other                                                28,450           27,287
  Deferred income taxes                                                                2,019              381
                                                                                 -----------      -----------
    Total current assets                                                             352,645          317,538

  Property and equipment, net of accumulated
   depreciation of $46,945 and $41,518                                                46,695           43,668
  Statutory deposits                                                                  14,007           14,043
  Other assets                                                                        10,051           10,357
  Deferred income taxes                                                                3,224            2,978
                                                                                 -----------      -----------
    Total assets                                                                $    426,622     $    388,584
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                 $          -     $         14
  Short-term borrowings                                                                3,183            3,558
  Accounts payable                                                                    29,444           21,980
  Medical claims payable                                                             172,596          154,403
  Deferred premium revenue                                                            20,414           16,949
  Deferred income taxes                                                                  758            1,639
                                                                                 -----------      -----------
    Total current liabilities                                                        226,395          198,543

  Deferred income taxes                                                                3,290            3,220
                                                                                 -----------      -----------
    Total liabilities                                                                229,685          201,763
                                                                                 -----------      -----------
Stockholders' equity
  Common stock, $.01 par,  100,000,000 shares authorized;  61,772,502 issued and
   49,001,722 outstanding at September 30, 2000; 59,772,502
   issued and 49,439,222 outstanding at December 31, 1999                                617              597
  Additional paid-in capital                                                         249,010          152,607
  Stock compensation trust (common stock held in trust)                             (172,688)         (83,215)
  Treasury stock, 12,770,780 shares at September 30, 2000; 10,333,280
   shares at December 31, 1999                                                      (128,409)        (104,117)
  Accumulated other comprehensive loss                                                  (444)          (1,013)
  Retained earnings                                                                  248,851          221,962
                                                                                 -----------      -----------
    Total stockholders' equity                                                       196,937          186,821
                                                                                 -----------      -----------
    Total liabilities and stockholders' equity                                   $   426,622     $    388,584
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                               September 30,     September 30,
                                                                                    2000              1999
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    353,090      $    318,794
  Fee and other                                                                        5,409             5,224
  Life and short-term disability premium                                               2,040             2,089
  Home health services                                                                 7,455             6,531
  Investment                                                                           3,434             2,612
                                                                                 -----------       -----------
    Total revenue                                                                    371,428           335,250
                                                                                 -----------       -----------
Expense
  Medical                                                                            306,221           281,050
  Life and short-term disability claims                                                  552               934
  Home health patient services                                                         5,828             5,264
  Administrative (including interest expense of $175 and $211)                        44,178            37,441
                                                                                 -----------       -----------
    Total expense                                                                    356,779           324,689
                                                                                 -----------       -----------
Income before income taxes                                                            14,649            10,561

Income tax expense                                                                    (3,675)           (3,441)
                                                                                 -----------       -----------

Net income                                                                      $     10,974      $      7,120
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .29      $        .17
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .28      $        .17
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                               September 30,     September 30,
                                                                                    2000              1999
                                                                                ------------      ------------
Revenue
  Health premium                                                                $  1,049,261      $    925,335
  Fee and other                                                                       15,935            16,063
  Life and short-term disability premium                                               5,990             6,043
  Home health services                                                                19,120            17,279
  Investment                                                                           9,574             7,258
                                                                                 -----------       -----------
    Total revenue                                                                  1,099,880           971,978
                                                                                 -----------       -----------
Expense
  Medical                                                                            913,053           817,635
  Life and short-term disability claims                                                2,332             2,849
  Home health patient services                                                        15,821            14,117
  Administrative (including interest expense of $438 and $377)                       129,792           110,775
                                                                                 -----------       -----------
    Total expense                                                                  1,060,998           945,376
                                                                                 -----------       -----------
Income before income taxes                                                            38,882            26,602

Income tax expense                                                                   (11,993)           (9,105)
                                                                                 -----------       -----------

Net income                                                                      $     26,889      $     17,497
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .71      $        .42
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .69      $        .42
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                  Nine Months
                                                                                                     Ended
                                                                                              September 30, 2000
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     26,889
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      7,546
    Provision for bad debts                                                              342
    Provision for deferred income taxes                                               (3,068)
    Loss on sale and disposal of fixed assets                                            361
    Increase in accounts receivable                                                   (1,022)
    Increase in prepaid expenses, advances, and other                                 (1,163)
    Increase in accounts payable                                                       7,464
    Increase in medical claims payable                                                18,193
    Increase in deferred premium revenue                                               3,465
                                                                                 -----------
        Total adjustments                                                                               32,118
                                                                                                   -----------
        Net cash provided by operating activities                                                       59,007

Cash flows used in investing activities:
  Purchases of investment securities                                                (312,655)
  Sales of investment securities                                                     279,961
  Purchases of property and equipment                                                (10,282)
  Purchases of statutory deposits                                                       (583)
  Maturities of statutory deposits                                                       581
  Purchases of other assets                                                             (557)
  Proceeds from sale of assets                                                           249
                                                                                 -----------
        Net cash used in investing activities                                                          (43,286)

Cash flows used in financing activities:
  Principal payments on notes payable                                                    (14)
  Decrease in short-term borrowings                                                     (375)
  Exercise of stock options                                                            5,933
  Stock option tax benefit                                                             1,017
  Purchase of treasury stock                                                         (24,292)
                                                                                 -----------
        Net cash used in financing activities                                                          (17,731)
                                                                                                   -----------
Net decrease in cash and cash equivalents                                                               (2,010)

Cash and cash equivalents at beginning of period                                                         3,725
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      1,715
                                                                                                   ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                  Nine Months
                                                                                                     Ended
                                                                                               September 30, 1999
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     17,497
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      7,759
    Provision for bad debts                                                             (102)
    Provision for deferred income taxes                                                 (128)
    Loss on sale of disposal of assets                                                     8
    Increase in accounts receivable                                                   (2,489)
    Increase in prepaid expenses, advances, and other                                   (251)
    Increase in accounts payable                                                       2,820
    Increase in medical claims payable                                                22,055
    Increase in deferred premium revenue                                                 101
                                                                                 -----------
        Total adjustments                                                                               29,773
                                                                                                   -----------
        Net cash provided by operating activities                                                       47,270

Cash flows used in investing activities:
  Purchases of investment securities                                                (265,361)
  Sales of investment securities                                                     246,715
  Purchases of property and equipment                                                 (4,815)
  Purchases of other assets                                                             (167)
  Proceeds from sale of assets                                                           391
                                                                                 -----------
        Net cash used in investing activities                                                          (23,237)

Cash flows used in financing activities:
  Principal payments on notes payable                                                    (45)
  Increase in short-term borrowings                                                    1,662
  Exercise of stock options                                                               75
  Stock option tax benefit                                                                18
  Purchase of treasury stock                                                         (25,359)
                                                                                 -----------
        Net cash used in financing activities                                                          (23,649)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                  384

Cash and cash equivalents at beginning of period                                                         9,787
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $     10,171
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

MAMSI delivers managed health care products principally through its HMOs. The HMOs, MD-Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice, Inc.(R)("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") arrange for health care services to be provided to an enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

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

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1999 audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Three Months Ended           Nine Months Ended
                                             September 30,  September 30, September 30, September 30,
                                                  2000          1999          2000          1999
                                               ----------    ----------    ----------    ----------
Numerator:
 Net income                                    $   10,974    $    7,120    $   26,889    $   17,497
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    37,388,100    40,896,492    38,026,351    41,750,913
 Dilutive securities - employee stock options   1,605,551        31,894       831,860        51,382
 Denominator for diluted earnings per share
  - adjusted weighted average shares           38,993,651    40,928,386    38,858,211    41,802,295

Options to purchase approximately 2.7 million shares of common stock at various prices were outstanding at September 30, 2000, but were not included in the computation  of diluted  earnings per share  because the option  proceeds  would
exceed  the  average   market  price  and,   therefore,   the  effect  would  be
antidilutive.

During the first nine months of 2000 and 1999, total comprehensive income amounted to $27,458,000 and $15,766,000, respectively.

The Company maintains a stock compensation trust ("SCT") to fund its obligations arising from its various stock option plans. Shares held by the SCT are excluded from the denominator used in calculating basic and diluted earnings per common share.

NOTE 3 - REPORTABLE SEGMENTS

The Company's principal business is providing health insurance products. The Company has two reportable segments: commercial risk products and preferred provider organizations. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including income on the Company's investment portfolio. Management does not allocate assets in the measurement of segment profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in the Company's 1999 Form 10-K.

                                                Three Months Ended               Nine Months Ended
                                           September 30,    September 30,    September 30,   September 30,
                                               2000             1999             2000             1999
In 000's                                   ------------     ------------     ------------     ------------
Revenues:
 Commercial risk                           $    353,090     $    304,096     $  1,039,325     $    887,201
 Preferred provider organizations                 5,409            5,224           15,935           16,063
 All other                                        9,495           23,318           35,046           61,456
                                            -----------      -----------      -----------      -----------
                                           $    367,994     $    332,638     $  1,090,306     $    964,720
                                            ===========      ===========      ===========      ===========

Income before taxes:
 Commercial risk                           $      7,738     $      5,696     $     20,754     $     12,208
 Preferred provider organizations                 2,704            2,716            7,967            8,352
 All other                                          945             (334)           1,066             (856)
                                            -----------      -----------      -----------      -----------
                                           $     11,387     $      8,078     $     29,787     $     19,704
                                            ===========      ===========      ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                Three Months Ended               Nine Months Ended
                                           September 30,    September 30,    September 30,   September 30,
                                               2000             1999             2000             1999
In 000's                                   ------------     ------------     ------------     ------------
Total profit from reportable segments      $     10,442     $      8,412     $     28,721     $     20,560
Other profit (loss)                                 945             (334)           1,066             (856)
Unallocated amounts:
 Investment income                                3,262            2,483            9,095            6,898
                                            -----------      -----------      -----------      -----------
Income before taxes                        $     14,649     $     10,561     $     38,882     $     26,602
                                            ===========      ===========      ===========      ===========


NOTE 4 - CONTRACT ACCOUNTING

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated net income of the Company was $10,974,000 and $7,120,000 for the third quarters of 2000 and 1999, respectively. Diluted earnings per share was $.28 and $.17 in the third quarters of 2000 and 1999, respectively. This increase in earnings is attributable to an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue
("medical care ratio"), offset somewhat by an increase in administrative expense. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Revenue for the three months ended September 30, 2000 increased approximately $36.2 million or 10.8 percent over the three months ended September 30, 1999. A
 .2 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $.7 million in health premium revenue, while a 10.5 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $33.6 million increase in health premium revenue. The increase in HMO and indemnity enrollment is due to increases in the Company's commercial membership. Management believes that commercial health premiums should continue to increase during 2000 as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward- looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

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

The Company's home health operations contributed approximately $7.5 million in revenue in the third quarter of 2000 as compared with $6.5 million in the third quarter of 1999. Revenue from life and short-term disability products contributed $2.0 million in revenue in the third quarter of 2000 as compared with $2.1 million in the third quarter of 1999.

The medical care ratio decreased from 88.2% for the third quarter of 1999 to 86.7% for the third quarter of 2000. On a per member per month basis, medical expenses increased 8.7 percent. The decrease in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, the Company's withdrawal from certain state Medicaid programs, and also increased premiums per member. The ongoing initiatives should help to control the Company's medical care ratio. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member, are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") increased to 11.9 percent for the third quarter of 2000 as compared to
11.2 percent for the same period in 1999. Management believes that the administrative expense ratio will remain approximately the same throughout the rest of 2000. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income increased $.8 million primarily due to an increase in investment securities balances.

The effective tax rate decreased from 32.6 percent for the quarter ending September 30, 1999 to 25.1 percent for the quarter ending September 30, 2000 primarily due to the benefit derived from the effect of certain non-recurring tax items which approximated $1.3 million.

The net margin rate  increased  from 2.1 percent in the third quarter of 1999 to
3.0 percent in the current quarter. This increase is consistent with the factors previously described.

THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company's consolidated net income for the nine months ended September 30, 2000 increased to $26,889,000 from $17,497,000 for the nine months ended September 30, 1999. Diluted earnings per share on net income increased from $.42 in the first nine months of 1999 to $.69 for the same period in 2000. The increase in earnings is primarily attributable to increased premiums per member and reduction in the medical care ratio offset somewhat by an increase in administrative expense.

Revenue for the nine months ended September 30, 2000 increased approximately $127.9 million or 13.2 percent over the nine months ended September 30, 1999. A
10.7 percent increase in average premiums per HMO and indemnity enrollee increased health premium revenue by approximately $98.8 million and a 2.5 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $25.1 million in health premium revenue. Revenue from life and short-term disability products contributed $6.0 million in revenue for the first nine months of 2000 and 1999.

The medical care ratio decreased to 87.0 percent for the nine months ended September 30, 2000 as compared to 88.4 percent for the comparable period in 1999. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The administrative  expense ratio for the first nine months of 2000 increased to
11.8 percent as compared to 11.4 percent for the same period in 1999.

The net margin rate increased from 1.8 percent for the first nine months of 1999 to 2.4 percent for the comparable period of 2000. This increase is consistent with the factors previously described.

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

The Company's cash and investment securities increased $31.7 million from $206.2 million at December 31, 1999 to $237.9 million at September 30, 2000, primarily due to the timing of medical expense payments, which traditionally lag behind the receipt of increased premiums per member and net income offset by the effect of treasury stock purchases. Accounts receivable increased from $83.6 million at December 31, 1999 to $84.3 million at September 30, 2000, principally due to the timing of customer payments offset by payment on receivables due from the Federal Employees Health Benefits Program. Prepaid expenses, advances and other increased from $27.3 million at December 31, 1999 to $28.5 million at September 30, 2000 due to an increase in income tax amounts paid in advance.

Net property and equipment increased from $43.7 million at December 31, 1999 to $46.7 million at September 30, 2000 primarily due to build-out and renovation costs associated with the purchase of a building, for use in the Company's operations, in late December 1999.

Medical claims payable increased from $154.4 million at December 31, 1999 to $172.6 million at September 30, 2000, primarily due to increased membership and an increase in medical expenses per member.

Additional paid-in capital increased from $152.6 million at December 31, 1999 to $249.0 million at September 30, 2000, due to an additional 2.0 million shares of the Company's stock being placed into the SCT, as well as an increase in the market value of the shares of the Company's stock held in the SCT. This also accounts for the change in the SCT balance.

Treasury stock increased from $104.1 million at December 31, 1999 to $128.4 million at September 30, 2000 due to the purchase of 2,437,500 additional shares by the Company at a total cost of $24,292,000.

The Company currently has access to total revolving credit facilities of $29.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At September 30, 2000, approximately $3.2 million was drawn against these facilities. In addition, the Company maintains a $12 million letter of credit for the benefit of the North Carolina Insurance Department in support of operations of MAMSI Life and Health Insurance Company, and a $100,000 letter of credit for the Company's home health subsidiary. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                         September 30,    December 31,
                                                             2000             1999
                                                         ------------     ------------
Cash and cash equivalents                                $      1,715     $      3,725
Investment securities                                         236,158          202,522
Working capital advances to Maryland hospitals                 17,017           15,390
                                                          -----------      -----------
Total available liquid assets                                 254,890          221,637
Credit line availability                                       13,717           13,292
                                                          -----------      -----------
Total short-term capital resources                       $    268,607     $    234,929
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

The Company's major business operations are principally conducted through its HMOs and insurance company. HMOs and insurance companies are subject to state regulations that, among other things, may require those companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. As of September 30, 2000, with the exception of OCCI, those subsidiaries of the Company were in compliance with all minimum capital requirements. OCCI failed to meet its working capital requirement of $1.6 million and its minimum capital requirement of $2.5 million at September 30, 2000. In November 2000, additional capital was provided to meet these requirements.

At its October 1999 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin November 15, 1999 and extend through June 30, 2000. As of December 31, 1999, the Company had repurchased 447,200 shares of its common stock for a total cost of approximately $3.1 million under its then active stock repurchase program. During the three months ended March 31, 2000, the Company repurchased an additional 1,106,000 shares of its common stock for a total cost of approximately $9.7 million. At its May 2000 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The authorized program included any unspent funds carried forward from the October 1999 repurchase program. During the six months ended September 30, 2000, the Company repurchased an additional 1,331,500 shares of its common stock for a total cost of approximately $14.6 million. At its October 2000 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The newly authorized program includes any unspent funds carried forward from the May 2000 repurchase program. In October 2000, the Company repurchased an additional 132,200 shares of its common stock for a total cost of approximately $2.1 million.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company has no significant market risk with regard to liabilities. There are no material changes in market risk exposure at September 30, 2000 when compared with December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company had been named as the defendant in a suit filed by certain medical physicians and health care practitioners on March 26, 1997 in the Circuit Court for Anne Arundel County, Maryland ("Court") and various other venues, as previously reported, which alleged that the Company improperly reduced payments to participating physicians and health care practitioners in the form of "withhold". In October 2000, the parties entered into a settlement of the disputes, the outcome of which was not material to the Company's financial statements.

In September 2000, the Company and other HMOs operating in Maryland were served with similar class action suits challenging the constitutionality of the law which allows the Company to subrogate against other insurance companies. The Company's action was filed in the Circuit Court for Montgomery County, Maryland which recently ruled in another case that the subrogation law was constitutional. The Company believes that its operations with respect to the law are valid. However, the Company is not able to predict, at this time, the ultimate outcome of this action.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  See the Exhibit index on page 15 of the Form 10-Q.
(b) There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                  (Registrant)






Date: November 14, 2000  /s/    Robert E. Foss
                         -------------------------------------
                              Robert E. Foss Senior Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

6(a) List of Exhibits.

                           EXHIBIT INDEX

                                                    Location of Exhibit
Exhibit                                               In Sequential
Number     Description of Document                   Numbering System
-------    -----------------------                  -------------------

10.29      Amended and Restated Stock Compensation Trust
           Agreement dated August 4, 2000. . . . . . . . . . . . . .

10.30      Common Stock Purchase Agreement dated
           August 4, 2000. . . . . . . . . . . . . . . . . . . . . .

10.31      Allonge to Replacement Promissory Note dated
           August 4, 2000. . . . . . . .. . . . . . . . . . . . . .

27         Financial Data Schedule for the Nine
           Months Ended September 30, 2000. . . . . . . . . . . . .