Form 10-K
period 2000-12-31
MID ATLANTIC MEDICAL SERVICES INC
filed 2001-03-30
CIK 805037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended DECEMBER 31, 2000

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

Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of March 2, 2001: Approximately $756 million.

                      APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                 48,097,422 shares of common stock as of March 2, 2001

                                            DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant's annual meeting of shareholders to be held on April 23, 2001 is incorporated by reference into Part III of this Form 10-K.

                               FORM 10-K

                                 INDEX

ITEM NO.   DISCLOSURE REQUIRED                                    PAGE

                                 PART I

Item 1     Business ..............................................   4
Item 2     Properties ............................................  15
Item 3     Legal Proceedings .....................................  15
Item 4     Submission of Matters to a Vote of Security Holders ...  15

                                 PART II

Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters ................................   16
Item 6     Selected Financial Data ..............................   17
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................   18
Item 7A    Quantitative and Qualitative Disclosures About
             Market Risk ........................................   24
Item 8     Financial Statements and Supplementary Data ..........   25
Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ................   47

                                 PART III

Item 10    Directors and Executive Officers of the Registrant ...   48
Item 11    Executive Compensation ...............................   48
Item 12    Security Ownership of Certain Beneficial Owners
             and Management .....................................   48
Item 13    Certain Relationships and Related Transactions .......   48

                                 PART IV
Item 14    Exhibits, Financial Statement Schedules
             and Reports on Form 8-K ............................   49

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

MANAGED HEALTH ORGANIZATIONS

MAMSI's primary business is providing health care coverage through its HMOs and its life and health insurance company. During 2000, MAMSI offered HMO coverage through four licensed HMO subsidiaries - M.D. IPA, Optimum Choice, Inc.(R) ("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") (hereinafter M.D. IPA, OCI, OCCI and OCIPA will be collectively referred to as the "HMOs" or "MAMSI HMOs"). MAMSI offers life, health, dental and short-term disability insurance through MAMSI Life and Health Insurance Company ("MLH").

M.D. IPA became a licensed HMO in Maryland in 1981, in the District of Columbia in 1996, and in Virginia in 1985. M.D. IPA's present service area (which includes all geographic areas in which the HMO received regulatory approval to cover health care services) includes the entire state of Maryland, the District of Columbia and most counties and cities in Virginia including the Northern Virginia, Richmond/Tidewater and Roanoke areas ("HMO Service Area"). In addition to serving governmental entities such as the U.S. Office of Personnel Management under the Federal Employees Health Benefits Program, M.D. IPA generally provides coverage to the larger commercial group market.

OCI, a non-Federally qualified HMO, became a licensed HMO in Maryland in 1988, in the District of Columbia in 1996, in Virginia in 1990, in Delaware in 1993 and in West Virginia in 1994. OCI generally serves small and large employers. OCI no longer covers Medicaid recipients. OCI's present commercial service area includes the entire states of Maryland, West Virginia and Delaware, the District of Columbia, and most counties and cities in Virginia.

OCCI, a non-Federally qualified HMO, became a licensed HMO in North Carolina in 1995 and South Carolina in 1996. OCCI services small and large employers. OCCI's present service area includes certain areas of North Carolina and South Carolina. OCCI has yet to market its products in South Carolina.

OCIPA, a non-Federally qualified HMO, became a licensed HMO in Pennsylvania in 1996. OCIPA ceased all operations in Pennsylvania in 2000.

MLH, a life and health insurance company, is licensed in 31 states and the District of Columbia and actively markets in the states in which the Company has licensed HMOs, including Maryland, Virginia, West Virginia, Delaware, Pennsylvania, North Carolina and South Carolina. MLH sells group health insurance, including managed indemnity, PPO, and point of service health products to large and small employers and individuals. MLH also sells dental insurance and group term life insurance as well as short-term disability insurance.

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

The goal of an HMO is to encourage quality health care and to facilitate care coordination designed to encourage the efficient, effective, and appropriate use of health care services. This includes monitoring physician services, hospital admissions and lengths of stay and maximizing the appropriate use of non-hospital based medical services.

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

MAMSI'S HMO PRODUCTS

MAMSI's HMOs offer a range of benefit plans for providing health care coverage to enrollees. Generally, enrollees arrange for coverage through their employer. However, in certain circumstances, group enrollees can convert their coverage to an individual contract upon separation from their employer. Employers may or may not renew their HMO agreements annually. Moreover, within each employer group, the HMO may or may not experience increases or decreases in enrollment by individual enrollees. MAMSI's HMOs also offer individual coverage to the commercial market in some of their service areas.

Under traditional HMO coverage, the enrollee selects a PCP from the HMO's network of physicians and health care practitioners. For benefits to be covered, an enrollee must generally coordinate care through the PCP. Generally, the enrollee pays a copayment for all PCP and specialist office visits and may also be required to pay a copayment for hospital admissions and emergency room services.

Except in emergencies, enrollees must coordinate care through their PCP which generally utilizes those participating professional and institutional health care physicians and practitioners that have contracted with the IPA (see further discussion under "HMO Arrangements with Physician and Institutional Health Care Practitioners").

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

Additionally, MAMSI, through its subsidiaries, offers hybrid products to large employer groups. These products offer the ability to tailor employee health care offerings by varying benefit designs, funding methods and insurance risk. Hybrid products generally compete in the so-called "self-funded" employer plan marketplace. A typical hybrid product combines the use of capitated PCPs to serve as care coordinators and employer funding of specialist and institutional claims on an "as paid" basis. For some large groups, MAMSI, through its subsidiaries, OCI and MLH, underwrites the risk of loss on a specific and/or aggregate stop loss basis.

OCI offered HMO coverage to recipients of Title XIX Medical Assistance ("Medicaid") in Virginia. Effective May 1, 2000, the Company transferred its membership in the Virginia Medicaid program to a non-affiliated carrier. Therefore, as of May 1, 2000, the Company ended its participation in any government entitlement health insurance programs.

Under all coverage options, enrollees receive the following basic benefits: primary and specialist physician services; hospital services such as diagnostic tests, x-rays, nursing and maternity services; outpatient diagnostic tests such as laboratory tests, x-rays, and allergy testing and injections. A pharmacy benefit is provided under most coverage options.

MLH currently underwrites the indemnity coverage of the HMOs point-of-service plans, except OCCI, in addition to offering stand-alone indemnity (including
PPO) health and dental insurance, aggregate and specific stop loss insurance for self-insured groups, and group life, accidental death and short-term disability policies. In addition, MLH provides an administrative services only ("ASO") product to the State of Maryland. ASO business consists of allowing access to MAMSI's network of physicians and health care practitioners, without PCPs, and the processing and payment of claims. MAMSI has no insurance risk on this product.

The Company's total health plan (managed care full risk and hybrid, ASO and indemnity health insurance) membership in the HMOs and MLH increased to approximately 772,000 at December 31, 2000 from 766,000 at December 31, 1999, an increase of .8 percent.

The following table sets forth information relevant to MAMSI's HMO and indemnity health plans as of December 31, 2000:

Employer Groups Served              28,100
Population of Aggregate HMO
  Service Area                  20,200,000
HMO Service Area Penetration
  (All HMO's)                           25%
Primary Care Physicians              7,700
Specialist Physicians               22,800
Other Affiliated Health
  Care Practitioners                10,900
Hospitals and Outpatient
  Facilities                         2,300
Pharmacies                          21,300

A significant portion of the Company's premium revenue is derived from Federal, state and local government agencies. For the years ended December 31, 2000, 1999 and 1998, approximately 8%, 8% and 11%, respectively, of premium revenue was derived from Federal government agencies which is included in the Medicare and Risk segments (as described in Item 8 "Financial Statements and Supplementary Data", Note 14), and approximately 14%, 18% and 18%, respectively, was derived from Maryland and Virginia state and local government agencies located in the Company's service area which is included in the Risk segment (as described in Item 8 "Financial Statements and Supplementary Data", Note 14).

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

A PPO operates by being incorporated into an employer's current benefit program, and offers access to physician, hospital and facility services, utilization management and claims screening and re-pricing. The employer determines the level of the benefits, eligibility and any applicable co-payments or deductibles.

Alliance does not assume any insurance risk from medical utilization, and it is not the claims payor. The payor can be a self-funded employer, a third party administrator (TPA), a Union Health Benefits Trust Fund or a health insurance company. In return for access to the PPO's network, Alliance charges the payor either a per employee rate or a percentage of the savings of actual claims processed for the services accessed. MAMSI PPOs provide access to substantially the same network of physicians and health care practitioners as MAMSI HMOs.

Alliance is marketed primarily to and through insurance companies, insurance brokers, consultants, third party administrators, self-insured employers and union health and welfare trusts. The advantages of this marketing approach are minimized marketing costs and maximized market coverage through established employer relationships. Alliance also works directly with employers and unions that are self-insured and that use direct marketing efforts. Major competition comes from other PPOs and insurance carriers.

As of December 31, 2000, Alliance had contracts with approximately 16,500 payors that had access to the Company's entire network of physicians and health care practitioners.

MAPSI is comprised of physicians and health care practitioners specializing in behavioral health and substance abuse care. Similar to Alliance, MAPSI does not assume any insurance risk and MAPSI's products are marketed directly to TPAs, self-insured groups, brokers, consultants, indemnity insurance plans and union health and benefit trusts. In addition, MAPSI contracts with indemnity insurers that want to offer groups a managed care behavioral health product. MAPSI believes it has a competitive advantage with its unique behavioral health screening process that offers the employer the benefit of enhanced coordinated treatment for employees as well as increased cost savings. MAPSI's major competitors are ValueOptions, Magellan, and MCC, Inc. As of December 31, 2000, MAPSI had a network of over 4,200 psychiatrists, psychologists, social workers, and other affiliated licensed behavioral health physicians and practitioners.

Alliance and MAPSI products are most often marketed jointly and the prospective purchaser may also purchase the MAPSI products separately. A total of approximately 1,019,000 lives are covered under one or both of these PPO products as of December 31, 2000.

PPOs are not subject to HMO regulations by virtue of their business. However, PPOs are subject to certain state regulations governing the provision of PPO services such as mandatory state registration. It is reasonably likely that PPO's may be subject to increased regulatory oversight in the future.

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

Also during 1994, the Company formed a home infusion and a specialty injectable drug distribution services company, HomeCall Pharmaceutical Services, Inc. ("HCPS"), which received its pharmacy license in 1994, its Federal license from the Drug Enforcement Agency in 1995, and JCAHO accreditation in 1995 and 1998.

HomeCall, FirstCall and HCPS provide services that are generally lower cost alternatives to institutional treatment and care. The Company believes that it can provide better care to its members and reduce its medical costs by substituting, where medically appropriate, in- home medical treatment for treatment in an institutional setting.

Medical services provided by HomeCall, FirstCall and HCPS include skilled nursing, advanced nursing in support of infusion therapy, maternal/infant nursing, physical, speech and occupational therapy, medical social work, nutrition consultation and home health care aides. Services provided by HCPS include a comprehensive range of in-home drug infusion therapies, the delivery of infusion-ready drugs for physician office based infusion therapy and some hospice services.

In November, 1996, the Company started HomeCall Hospice Services, Inc. ("HHSI"), which received its Maryland state license to operate a general hospice care program on December 3, 1996 and its Virginia hospice license on June 26, 1998. Based in Columbia, Maryland, HHSI was organized to address the needs of terminally ill patients and their families. The hospice program provides services to individuals in the comfort of their homes. HHSI underwent a voluntary accreditation review by JCAHO in November, 1998 and received full accreditation.

HHSI currently serves the Baltimore, Washington, D.C. and Northern Virginia metropolitan areas. It is the goal of HHSI to extend its service delivery area to all geographical areas served by MAMSI. The addition of hospice services complements MAMSI's other home care products by having a full range of services available to its members.

In addition to providing in-home medical care to the Company's members, HomeCall, FirstCall, HHSI and HCPS continue to provide services to other payors, including Medicare, insurance companies, other HMOs and individuals.

The Company also has an equity interest in an ambulatory surgery center located in Rockville, Maryland. The surgery center conducts outpatient surgery and services to HMO enrollees and other patients.

A summary of MAMSI's membership enrollment in all product lines is as follows:

                                MEMBERSHIP DATA AT DECEMBER 31
                               ---------------------------------
PRODUCT LINE                     2000        1999        1998
------------                   ---------------------------------
                                         (in thousands)
Commercial HMO (1)               453.1        452.5        424.9
Hybrid HMO (2)                   103.4        100.4         99.4
Medicaid                             -         12.3         30.9
Medicare                             -            -          7.0
Indemnity                        206.2        189.5        157.5
ASO (3)                            9.3         11.0         11.0
                               -------      -------      -------
                                 772.0        765.7        730.7
PPO (4)                        1,019.3      1,024.0      1,060.0
                               -------      -------      -------
Total Membership               1,791.3      1,789.7      1,790.7
                               =======      =======      =======

(1) Commercial HMO includes traditional HMO and point-of-service members.

(2) Hybrid HMO includes any business that uses MAMSI's network and PCPs, utilization management services, claims adjudication and payment services and that has a self-funded component. Generally, these products include specific and/or aggregate stop loss provisions.

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

The Company contracts with primary care and specialist physicians, dentists, social workers, psychologists, physical therapists and podiatrists. PCPs are paid either a monthly capitation payment for each enrollee who has chosen that PCP or a discounted fee for service payment. The capitation payment varies according to the age and sex of the enrollee and according to the primary care designation of the physician chosen by the enrollee. The primary care designations fall into one of two types: (1) family and general practice, pediatrics and internal medicine, and (2) obstetrics and gynecology.

The HMOs have contractual arrangements with a combined total of 2,300 facilities, consisting of 300 hospitals and 2,000 non-hospital facilities, as of December 31, 2000. These facilities are located in the Company's HMO Service Area. Contracts with facilities are renewable annually.

HMO ARRANGEMENTS FOR OTHER SERVICES

The HMOs also contract with a number of entities to arrange for the provision of
other  services,   i.e.   emergency  care,  home  health  care,   pharmaceutical
assistance, laboratory testing and dental.

QUALITY ASSESSMENT AND OPERATIONS

MAMSI maintains a multi disciplinary approach to its Quality Improvement ("QI") Program to ensure the provision of quality health care and services to its HMO enrollees in an appropriate and cost-efficient manner.

MAMSI recognizes the importance of a QI Program to determine and allocate appropriate resources that will have the greatest impact for members. The QI Program is designed to meet and serve the needs of employers, members, physicians and health care practitioners as well as to monitor timeliness, appropriateness and effectiveness of services via ongoing and systematic reviews of key indicators and aspects of care and service. The QI Program conducts member satisfaction surveys, identifies opportunities for improvements in providing care, adopts strategies to improve outcomes and monitors improvements to report progress.

MAMSI's HMO and PPO Network QI Committees operate under the direction and oversight of MAMSI's Board of Directors and include administrative, clinical and health care practitioner representation. Each Committee evaluates numerous quality related issues and outcomes measuring overall services provided to enrollees.

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

M.D. IPA received Excellent Accreditation from the National Committee for Quality Assurance ("NCQA") for its commercial HMO and POS products. OCI received Commendable Accreditation from NCQA for its commercial HMO and POS products.

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

MAMSI's HMOs compete with a significant number of HMOs or other prepaid alternative health care delivery systems that have a presence in MAMSI's significant service areas (Maryland, Virginia, the District of Columbia and North Carolina). The following table sets forth MAMSI's best estimate of 2000 enrollment of HMOs operating in its significant service areas.

                                                              Approximate
                                                                 Number
Insurer/HMO                                                    of Members
-------------                                                 ------------
AETNA/U.S. Healthcare***.......................                  672,000
Mid Atlantic Medical Services, Inc.* ..........                  576,000
Kaiser Permanente Health Plan .................                  552,000
United Healthcare .............................                  518,000
Cigna Healthcare...............................                  478,000
FreeState Health Plan** .......................                  425,000
Partners Healthplan of North Carolina..........                  309,000
Trigon ........................................                  278,000
Optima ........................................                  229,000
Blue Cross/Blue Shield of North Carolina.......                  124,000


Source: The InterStudy Competitive Edge - 10.2

* - Includes members covered by the Company's HMOs only.

** - This company is owned by Care First-Blue Cross/Blue Shield of Maryland.

*** - Includes Prudential membership.

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

MAMSI subsidiaries employed approximately 268 full-time individuals who provide marketing services for the Company's products as of December 31, 2000. MAMSI's marketing strategy includes identifying and contacting employers in its Service Area. In addition, the Company employs prospecting, telemarketing, employer group consultation, referrals by consultants, and the use of a minimum number of selected brokers to acquire new accounts. Since 1994, the Company's strategy has included reducing the use of brokers for new business while increasing its internal sales force.

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

In addition, MAMSI's HMOs reduce the financial impact of catastrophic losses by maintaining reinsurance coverage for hospital costs. The reinsurer indemnifies either 90% of the approved per diem or fixed charge per procedure, or 80% of the eligible in and out of service area acute care medical expenses in excess of $200,000 per enrollee per year up to a lifetime maximum of $2,000,000 in eligible medical costs with no more than $1,000,000 in any given year, or $5,000,000 for certain PPO members who have an unlimited lifetime maximum benefit. MLH reduces the financial impact of life and accidental death claims by maintaining reinsurance coverage for settlement costs. The reinsurer indemnifies all settlements in excess of $50,000 per person, subject to a $950,000 maximum recovery per person for life claims and $1,000,000 per person on accidental death claims.

GOVERNMENT REGULATION

MAMSI's HMOs and MLH are subject to state and, in some instances, Federal regulation. Among the areas regulated are: (i) premium rate setting; (ii) benefits provided; (iii) marketing; (iv) physician and health care practitioner contracts; (v) quality assurance and utilization review programs; (vi) adherence to confidentiality and medical records requirements; (vii) enrollment requirements; (viii) financial reserves and other fiscal solvency requirements;
(ix) appeals and grievances; (x) class adjudication processes; and (xi) privacy and confidentiality of member personally identifiable information.

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

M.D. IPA contracts with the Office of Personnel Management ("OPM") to provide or arrange health services under the Federal Employees Health Benefits Program ("FEHBP"). The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. The premiums established under the OPM contract are subject to periodic review and audit to determine if they were established in compliance with the community rating and other requirements under the FEHBP. The results of these audits could result in material adjustments. Through 1999, OPM's review of the Company's premium rates has been completed during the year for which the rates were in effect without significant modification. OPM has not yet reviewed 2000.

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

In 1997, the "Health Insurance Portability and Accountability Act of 1996, Public Law 104- 191", commonly called "HIPAA" was enacted. This bill established certain requirements for insurers, health maintenance organizations and ERISA plans regarding eligibility rules for health care coverage. The law also included Administration Simplification provisions to regulate and standardize information exchanges and establish standards for the privacy and security of individually identifiable health information.

The four key areas of Administration Simplification are: 1) Transactions and Code Sets, 2) Unique Identifiers, 3) Security, and 4) Privacy. The Department of Health and Human Services (HHS) has published final regulations on Transactions and Code Sets and Privacy and expects final regulations for Unique Identifiers and Security in 2001. These rules will apply to insurers, health maintenance organizations, providers and ERISA plans and will effect the business operations of these entities.

MLH, MAMSI's HMOs and HomeCall are in the process of accessing current procedures and developing plans to comply with the Administration Simplification provisions of HIPAA. The Company believes it has sufficient internal resources to address those issues related to HIPAA compliance. If internal resources prove to be insufficient, the Company will engage outside resources. The statements in this paragraph regarding the future effects of HIPAA are forward-looking statements. See "Forward-Looking Information" for a description of risk factors. Forward-looking information is included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 18. MAMSI has two (2) years plus two (2) months from the effective date of the final regulations to comply.

State legislatures and the U.S. Congress continue to debate and consider legislation to amend civil tort law so as to expand "enterprise liability" to insurers, HMOs and ERISA plans as well as other health care reform initiatives. Neither Congress nor any state legislature in MAMSI's service area has enacted laws that would expand an insurer's or HMO's liability in tort action.

States in the Company's service area have enacted laws regarding the internal and external review of adverse utilization review decisions. Under these laws, persons covered by insurers or HMOs (subject to state regulation) are given a right to seek a fast and fair review of these decisions, first internally by a medical director and then externally by an independent review organization and/or a state regulator. Maryland, the District of Columbia, Virginia, North Carolina, West Virginia and Pennsylvania have enacted such laws.

State legislatures are considering a variety of proposals to increase access to health care coverage. This includes expanding the eligibility rules for the Medicaid Program and tax credits for the purchase of group or individual insurance. The U.S. Department of Labor recently promulgated claims processing regulations which establish processing times for pre- service and post-service claims and time frames for claims appeals. While the regulations are consistent with the Company's current operations, MLH and MAMSI's HMOs may need to modify some procedures to comply. The State of Maryland has proposed similar claims processing regulations that MLH and MAMSI's HMOs will comply with by March 2001. These regulations establish a new definition for clean claims, specify the attachments insurers and HMOs may require with the original claim submission, and establish areas where an insurer or HMO may request additional information.

The Company expects that continued legislative scrutiny of health insurers and HMOs may lead to additional legislative initiatives. The Company is unable to predict the ultimate impact of any federal or state restructuring of the health care delivery or financing systems, but such changes could have a material adverse impact on the operations and financial condition of the Company.

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

EMPLOYEES

As of December 31, 2000, the Company had a total of 2,825 employees, including 2,461 full- time and 364 part-time employees. MAMSI's home health care subsidiary employed 596 of these employees (380 on a full-time basis and 216 on a part-time basis). None of the Company's employees are covered by a collective bargaining agreement and the Company has not experienced any work stoppage since its inception.

TRADEMARKS

The Company has federally registered the right to use the trademark name "Optimum Choice, Inc."

SEGMENT INFORMATION

Segment   information   is  included  in  Item  8  "Financial   Statements   and
Supplementary Data" on pages 44 thru 45.

ITEM 2. PROPERTIES

The Company owns seven office buildings, one of which is sublet. These buildings are located in Rockville and Frederick, Maryland and total approximately 350,000 square feet of office and warehouse space. The Company's headquarters is located at 4 Taft Court, Rockville, Maryland 20850.

In addition, the Company leases approximately 206,000 square feet of office space in various locations within its service areas to support sales and administrative operations.

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

There were no matters submitted for shareholder vote in the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently listed on The New York Stock Exchange, Inc. ("NYSE") under the trading symbol MME. The following table sets forth for the indicated periods the high and low reported sale prices of the common stock as furnished by the NYSE.


                                     2000                     1999
                              -----------------        -----------------
                               HIGH        LOW          HIGH        LOW
                              -----------------        -----------------

First Quarter                 $10.13     $ 7.63        $12.88     $ 7.81
Second Quarter                 13.75       9.00         11.31       7.00
Third Quarter                  16.13      12.63         10.25       8.25
Fourth Quarter                 21.25      15.44          9.62       5.37

The Company has never paid any cash dividends on its common stock and presently anticipates that no cash dividends will be declared in the foreseeable future. Any dividends will depend on future earnings, the financial condition of the Company and regulatory requirements. See Note 12 to the Consolidated Financial Statements.

On August 4, 2000, the Company's Stock Compensation Trust ("SCT") purchased from the Company 2,000,000 shares of Mid Atlantic Medical Services, Inc. common stock at a price of $14.375 for $20,000 in cash and $28,730,000 in the form of a note payable to the Company. The sale was exempt under Section 4(2) of the Securities Act of 1933, as amended, ("1933 Act"). The SCT is used to meet grant obligations of the Company's stock option plans, and the shares issuable upon exercise of these options are registered under the 1933 Act.

As of March 2, 2001 there were approximately 716 stockholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 Year Ended December 31,
                                              2000          1999          1998          1997          1996
                                           ----------    ----------    ----------    ----------    ----------
                                           (in thousands except share amounts, key ratios and operating data)

SELECTED INCOME STATEMENT DATA

Revenue                                    $1,484,479    $1,317,316    $1,187,901    $1,111,653    $1,133,742
Expense                                     1,427,721     1,277,486     1,175,665     1,090,213     1,138,677
Income (loss) before income taxes
  (benefit)                                    56,758        39,830        12,236        21,440        (4,935)
Net income (loss)                              39,406        26,322         9,045        14,489        (2,768)
Earnings (loss) per common share
Basic                                           $1.04         $0.64         $0.20         $0.31        ($0.06)
Diluted                                         $1.00         $0.64         $0.20         $0.31        ($0.06)
Weighted Average Shares
  Basic                                    38,052,746    41,225,327    45,407,006    46,273,484    45,978,864
  Diluted                                  39,341,037    41,266,604    45,473,995    46,885,666    45,978,864
Dividends                                       ---           ---           ---           ---           ---

SELECTED BALANCE SHEET DATA (AT DECEMBER 31)

Working capital                           $   153,539   $   118,995   $   123,138   $   128,065   $   118,870
Total assets                                  467,023       388,584       362,775       345,959       334,719
Long-term debt                                      -             -            14            74           134
Stockholders' equity                          225,990       186,821       191,218       208,307       184,400
Cash dividends per common share (1)             ---           ---           ---           ---           ---
KEY RATIOS
Medical care ratio                               86.5%         87.9%         88.8%         89.4%         92.4%
Administrative expense ratio                     12.1%         11.6%         11.3%         11.7%         10.7%
Net income margin                                 2.7%          2.0%          0.8%          1.3%          (.2%)
OPERATING DATA
Annualized hospital days per
  1,000 enrollees:
All products and health services (3)              244           238           265           297           331
HMO only (2)                                      192           191           191           192           203
Medicare (3)                                        -             -         2,425         2,566         2,698
Medicaid (3)                                        -           496           375           552           454
Annualized hospital admissions per
  1,000 enrollees (3)                              63            61            72            78            77
HMO, hybrid, ASO and indemnity
  health enrollees at year end                772,000       766,000       731,000       682,000       745,000
PPO enrollees at year end                   1,019,000     1,024,000     1,060,000     1,006,000       935,000

Notes

1.  MAMSI has not declared or paid cash dividends on its common stock.

2. Days are presented exclusive of skilled nursing, neonatal intensive care and psychiatric inpatient care.

3. Days include acute and non-acute, skilled nursing, neonatal intensive care and psychiatric inpatient care. The Company ceased participation in Medicare in 1999 and Medicaid in 2000.

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

1. The possibility of increasing price competition in the Company's service area.

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

4.     The potential for increased medical expenses due to:
       -  Increased utilization by the Company's membership.
       -  Increased practitioner and pharmaceutical costs.
       - Federal or state mandates that increase benefits or limit the Company's oversight ability.

5. The  possibility  that the  Company is not able to  negotiate  new or renewal
contracts  with  appropriate   physicians,   other  health  care  practitioners,
hospitals and facilities.

GENERAL

During the three year period ended December 31, 2000, the Company experienced modest membership expansion. While membership in certain products continues to grow, other products have decreased when compared to 1999. The Company has achieved its overall size by continually expanding its product lines which include point-of-service, small group, indemnity health, hybrid products and group term-life and through expansion into new geographic markets. Premium rates during this time have remained at or near competitive levels for the Company's marketplace. During 2000, the Company's consolidated operating margin showed improvement over 1999. The Company achieved 2000's results, in part, by implementing product price increases and reducing or eliminating membership in products or effectively terminating groups that had the potential for continued unprofitability. The Company anticipates that it will continue to increase premium rates during 2001. This is a forward-looking statement. See "Forward-Looking Information" above for a description of those risk factors.

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

In 1997, the "Health Insurance Portability and Accountability Act of 1996, Public Law 104- 191", commonly called "HIPAA" was enacted. This bill established certain requirements for insurers, health maintenance organizations and ERISA plans regarding eligibility rules for health care coverage. The law also included Administration Simplification provisions to regulate and standardize information exchanges and establish standards for the privacy and security of individually identifiable health information.

The four key areas of Administration Simplification are: 1) Transactions and Code Sets, 2) Unique Identifiers, 3) Security, and 4) Privacy. HHS has published final regulations on Transactions and Code Sets and Privacy and expects final regulations for Unique Identifiers and Security in 2001. These rules will apply to insurers, health maintenance organizations, providers and ERISA plans and will effect the business operations of these entities.

MLH, MAMSI's HMOs and HomeCall are in the process of assessing current procedures and developing plans to comply with the Administration Simplification provisions of HIPAA. The Company believes it has sufficient internal resources to address those issues related to HIPAA compliance. If internal resources prove to be insufficient, the Company will engage outside resources. The statements in this paragraph regarding the future effects of HIPAA are forward-looking statements. See "Forward-Looking Information" for a description of risk factors. MAMSI has two (2) years plus two (2) months from the effective date of the final regulations to comply.

State legislatures and the U.S. Congress continue to debate and consider legislation to amend civil tort law so as to expand "enterprise liability" to insurers, HMOs and ERISA plans as well as other health care reform initiatives. Neither Congress nor any state legislature in the Company's service area has enacted laws that would expand an insurer's or HMO's liability in tort action.

States in the Company's service area have enacted laws regarding the internal and external review of adverse utilization review decisions. Under these laws, persons covered by insurers or HMOs (subject to state regulation) are given a right to seek a fast and fair review of these decisions, first internally by a medical director and then externally by an independent review organization and/or a state regulator. Maryland, the District of Columbia, Virginia, North Carolina, West Virginia and Pennsylvania have enacted such laws.

State legislatures are considering a variety of proposals to increase access to health care coverage. This includes expanding the eligibility rules for the Medicaid Program and tax credits for the purchase of group or individual insurance. The U.S. Department of Labor recently promulgated claims processing regulations which establish processing times for pre- service and post-service claims and time frames for claims appeals. While the regulations are consistent with the Company's current operations, MLH and MAMSI's HMOs may need to modify some procedures to comply with these regulations. The State of Maryland has proposed similar claims processing regulations that MLH and MAMSI's HMOs will comply with by March 2001. These regulations establish a new definition for clean claims, specify the attachments insurers and HMOs may require with the original claim submission, and establish areas where an insurer or HMO may request additional information.

The Company expects that continued legislative scrutiny of health insurers and HMOs may lead to additional legislative initiatives. The Company is unable to predict the ultimate impact of any federal or state restructuring of the health care delivery or financing systems, but such changes could have a material adverse impact on the operations and financial condition of the Company.

-----------------------------------------------------------------------------
THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

The Company's consolidated net income for the year ended December 31, 2000 increased to $39,406,000 from $26,322,000 for the year ended December 31, 1999. Diluted earnings per share increased from $.64 in year ended December 31, 1999 to $1.00 for the year ended December 31, 2000. The increase in earnings is attributable to an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue ("medical care ratio"), offset somewhat by an increase in administrative expense. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Revenue for the year ended December 31, 2000 increased approximately $167.2 million or 12.7 percent over the year ended December 31, 1999. A 2.2 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $27.1 million in health premium revenue while a 10.5 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $134.7 million increase in health premium revenue. Management believes that commercial health premiums should continue to increase over the next twelve months as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward-Looking Information" for a description of the risk factors that may affect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Commercial premium rate increases are expected to continue in 2001 in the range of 9.5% to 10.5%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicare and Medicaid programs. Specifically, effective January 1, 1999, the Company withdrew from participation in the Medicare program. In October, 1999, the Company withdrew from participation in the North Carolina and West Virginia Medicaid programs. Effective May 1, 2000, the Company transferred its membership in the Virginia Medicaid Program to a non-affiliated carrier. Therefore, as of May 1, 2000, the Company ended its participation in any government entitlement health insurance programs.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area and increased competition in the Company's service area.

The Company's home health operations contributed $26.3 million in revenue for the year ended December 31, 2000 as compared with $23.6 million for the year ended December 31, 1999 reflecting an increase in services provided to non-affiliated companies. Life and short-term disability products contributed $8.0 million in revenue for the year ended December 31, 2000 as compared with $8.2 million for the year ended December 31, 1999.

The medical care ratio decreased to 86.5 percent for the year ended December 31, 2000 as compared to 87.9 percent for the year ended December 31, 1999. On a per member per month basis, medical expenses increased 8.8 percent. The decrease in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, the Company's withdrawal from state Medicaid programs, and also increased premiums per member. The ongoing initiatives should help to control the Company's medical care ratio. The medical expense trend is expected to be between 8.5% and 9.5% for 2001. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and trend and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") increased from 11.6 percent for the year ended December 31, 1999 to 12.1 percent for the year ended December 31, 2000. Management believes that the administrative expense ratio will increase modestly in 2001. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income increased $2.4 million primarily due to an increase in investment securities balances.

The effective tax rate decreased from 33.9 percent for the year ended December 31, 1999 to 30.6 percent for the year ended December 31, 2000 primarily due to the increase in tax exempt income, the restructuring of certain operations to increase tax efficiency and the benefit from certain one-time tax credits.

The net margin rate increased from 2.0 percent for the year ended December 31, 1999 to 2.7 percent for the year ended December 31, 2000. This increase is consistent with the factors described above.

-----------------------------------------------------------------------------
THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

The Company's consolidated net income for the year ended December 31, 1999 increased to $26,322,000 from $9,045,000 for the year ended December 31, 1998. Earnings per share increased from $.20 in year ended December 31, 1998 to $.64 for the year ended December 31, 1999. The increase in earnings is attributable to an increase in premiums per member, a reduction in the medical care ratio, offset somewhat by an increase in administrative expense. In addition, the 1998 results include a non-recurring item related to the results of an audit conducted in connection with the Company's participation in the FEHBP as well as the effect of certain real estate sales and retirements of equipment.

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

The administrative expense ratio increased from 11.4 percent (adjusted to exclude the effect of real estate gains in revenue) for the year ended December 31, 1998 to 11.6 percent for the year ended December 31, 1999. Management believes that the administrative expense ratio will increase modestly in 2000 as additional personnel with specialized medical and other expertise who were only with the Company for part of 1999 are reflected for a full year.

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

The Company's cash and investment securities increased from $206.2 million at December 31, 1999 to $275.2 million at December 31, 2000, primarily due to the timing of medical expense payments which traditionally lag behind the receipt of increased premiums per member, the Company's net income and cash received from exercise of stock options offset by the effect of treasury stock purchases. Accounts receivable increased from $83.6 million at December 31, 1999 to $90.0 million at December 31, 2000, principally due to the timing of customer billings and payments offset by payment on receivables due from the FEHBP. Prepaid expenses, advances and other decreased from $27.3 million at December 31, 1999 to $26.4 million at December 31, 2000 due to collection of income tax refunds from prior years offset by an increase in working capital advances paid to Maryland hospitals.

Net property and equipment increased from $43.7 million at December 31, 1999 to $47.2 million at December 31, 2000 primarily due to build-out and renovation costs associated with the purchase of a building, for use in the Company's operations, in late December 1999.

Medical claims payable increased from $154.4 million at December 31, 1999 to $178.7 million at December 31, 2000, primarily due to increased membership and an increase in medical expenses per member.

Additional paid-in capital increased from $152.6 million at December 31, 1999 to $296.3 million at December 31, 2000 due to an additional 2.0 million shares of the Company's stock being placed into the SCT, as well as an increase in the market value of the shares of the Company's stock held in the SCT. This also accounts for the change in the SCT balance.

Treasury stock increased from $104.1 million at December 31, 1999 to $135.6 million at December 31, 2000 due to the purchase of 2,836,900 additional shares by the Company at a total cost of $31,521,000.

The Company currently has access to total revolving credit facilities of $29.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At December 31, 2000, approximately $3.0 million was drawn against these facilities. In addition, the Company maintains a $12 million letter of credit for the benefit of the North Carolina Insurance Department in support of the operations of MLH, and a $100,000 letter of credit for the Company's home health subsidiary. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                          December 31,    December 31,
                                                             2000             1999
                                                         ------------     ------------
Cash and cash equivalents                                $      5,047     $      3,725
Investment securities                                         270,127          202,522
Working capital advances to Maryland hospitals                 17,008           15,390
                                                          -----------      -----------
Total available liquid assets                                 292,182          221,637
Credit line availability                                       13,900           13,292
                                                          -----------      -----------
Total short-term capital resources                       $    306,082     $    234,929
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned operations.

The Company's major business operations are principally conducted through its HMOs and insurance company. HMOs and insurance companies are subject to state regulations that, among other things, may require those companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations (See Note 12 to the Consolidated Financial Statements). As of December 31, 2000, those subsidiaries of the Company were in compliance with all minimum capital requirements.

At its May 2000 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The authorized program included any unspent funds carried forward from the October 1999 repurchase program. During the six months ended September 30, 2000, the Company repurchased an additional 1,331,500 shares of its common stock for a total cost of approximately $14.6 million. At its October 2000 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The authorized program included any unspent funds carried forward from the May 2000 repurchase program. During the three months ended December 31, 2000, the Company repurchased an additional 399,400 shares of its common stock for a total cost of approximately $7.2 million. During January 2001, the Company repurchased an additional 504,900 shares of its common stock for a total cost of approximately $7.2 million. At its February 2001 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The newly authorized program includes any unspent funds carried forward from the October 2000 repurchase program.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's financial position or cash flow. The Company has no significant market risk with regard to liabilities. Debt securities (most of which are exempt from Federal taxes) at December 31, 2000 mature according to their contractual terms as follows (in thousands):


                                                                                           There-                 Fair Value
Assets                             2001       2002       2003        2004       2005       after        Total      12/31/00
------                          --------     ------    -------     -------    -------     -------     --------     --------
Available-for-Sale Securities   $123,647     $5,682    $18,025     $ 6,974    $10,804     $95,092     $260,224     $263,330

Average Interest Rate              5.08%      4.66%      5.15%       4.89%      5.26%       4.80%

Held-to-Maturity                $  4,992     $  601    $ 3,802     $ 1,542    $   820     $ 2,840     $ 14,597     $ 14,845

Average Interest Rate              5.51%      5.16%      4.35%       5.39%      5.47%       6.70%


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of S-K is contained in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             PAGE
                                                                 ----

Consolidated Balance Sheets as of December 31, 2000 and 1999.....  26

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998...............................  27

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000, 1999 and 1998...........  28

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998...............................  29

Notes to Consolidated Financial Statements.......................  30

Report of Ernst & Young LLP Independent Auditors.................  46

Selected Quarterly Financial Data for Fiscal Years 2000 and
  1999 (Unaudited)...............................................  47

                                     Mid Atlantic Medical Services, Inc.
                                        Consolidated Balance Sheets

                                                                                     December 31,
(in thousands except share amounts)                                              2000          1999
                                                                               --------      --------
ASSETS
Current assets
  Cash and cash equivalents                                                    $  5,047      $  3,725
  Investment securities                                                         270,127       202,522
  Accounts receivable, net                                                       89,954        83,623
  Prepaid expenses, advances and other                                           26,420        27,287
  Deferred income taxes                                                             850           381
                                                                               --------      --------
Total current assets                                                            392,398       317,538

Property and equipment, net                                                      47,222        43,668
Statutory deposits                                                               14,597        14,043
Other assets                                                                      9,793        10,357
Deferred income taxes                                                             3,013         2,978
                                                                               --------      --------
    Total assets                                                               $467,023      $388,584
                                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                $      -      $     14
  Short-term borrowings                                                           3,000         3,558
  Accounts payable                                                               37,841        21,980
  Medical claims payable, net                                                   178,685       154,403
  Deferred premium revenue                                                       18,494        16,949
  Deferred income taxes                                                             839         1,639
                                                                               --------      --------
Total current liabilities                                                       238,859       198,543
Deferred income taxes                                                             2,174         3,220
                                                                               --------      --------
    Total liabilities                                                           241,033       201,763

Stockholders' equity
Common stock, $0.01 par,  100,000,000  shares authorized,  61,772,502 issued and
 48,602,322   outstanding  at  December  31,  2000  and  59,772,502  issued  and
 49,439,222
 outstanding at December 31, 1999                                                   617           597
Additional paid-in capital                                                      296,347       152,607
Stock compensation trust (common stock held in trust),
  10,019,756 shares outstanding at December 31, 2000;
  10,010,850 shares outstanding at December 31, 1999                           (198,516)      (83,215)
Treasury stock, 13,170,180 shares at December 31, 2000;
  10,333,280 shares at December 31, 1999                                       (135,638)     (104,117)
Accumulated other comprehensive income (loss)                                     1,812        (1,013)
Retained earnings                                                               261,368       221,962
                                                                               --------      --------
    Total stockholders' equity                                                  225,990       186,821
                                                                               --------      --------
    Total liabilities and stockholders' equity                                 $467,023      $388,584
                                                                               ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                    Mid Atlantic Medical Services, Inc.
                                   Consolidated Statements of Operations

                                                                            Year Ended December 31,
(in thousands except per share amounts)                                2000          1999           1998
                                                                   ----------     ----------     ----------
Revenue
  Health premium                                                   $1,414,847     $1,253,063     $1,124,248
  Fee and other                                                        21,811         21,352         20,501
  Life and short-term disability premium                                8,034          8,175          6,876
  Home health services                                                 26,304         23,630         19,962
  Investment                                                           13,483         11,096         10,622
  Gain on sale of real estate                                               -              -          5,692
                                                                   ----------     ----------     ----------
Total revenue                                                       1,484,479      1,317,316      1,187,901
                                                                   ----------     ----------     ----------
Expense
  Medical expense
    Referral and ancillary care                                       582,775        510,114        437,279
    Hospitalization, net of coordination of benefits                  373,349        336,002        342,852
    Primary care                                                       77,616         83,558         81,166
    Prescription drugs                                                189,388        170,745        136,767
    Reinsurance premiums, net                                             144            539            192
                                                                   ----------     ----------     ----------
                                                                    1,223,272      1,100,958        998,256
                                                                   ----------     ----------     ----------
  Life and short-term disability claims                                 3,108          4,033          3,760
                                                                   ----------     ----------     ----------
  Home health patient services                                         21,514         19,412         17,755
                                                                   ----------     ----------     ----------
  Administrative expense
    Salaries and benefits                                             114,561         99,682         85,166
    Promotion and advertising                                           5,246          4,311          3,939
    Professional services                                               8,029          6,070          6,233
    Licenses and taxes                                                 11,586          8,538          6,580
    Facilities, maintenance and supplies                               28,707         26,848         27,058
    Other (including interest expense of $1,045, $532 and $414)        11,698          7,634          5,631
                                                                   ----------     ----------     ----------
                                                                      179,827        153,083        134,607
                                                                   ----------     ----------     ----------

  Loss on retirement of equipment                                           -              -          4,787
  Federal Employees Health Benefits Program                                 -              -         16,500
                                                                   ----------     ----------     ----------
Total expense                                                       1,427,721      1,277,486      1,175,665
                                                                   ----------     ----------     ----------
Income before income taxes                                             56,758         39,830         12,236
Income tax expense                                                    (17,352)       (13,508)        (3,191)
                                                                   ----------     ----------     ----------
Net income                                                         $   39,406     $   26,322     $    9,045
                                                                   ==========     ==========     ==========

Basic earnings per common share                                    $     1.04     $      .64     $      .20
                                                                   ==========     ==========     ==========

Diluted earnings per common share                                  $     1.00     $      .64     $      .20
                                                                   ==========     ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.




                                           Mid Atlantic Medical Services, Inc.
                               Consolidated Statements of Changes in Stockholders' Equity
                                                                                          Accumulated
                                                                                             Other
                                                  Additional       Stock                 Comprehensive
                                        Common     Paid-In     Compensation   Treasury       Income     Retained
(in thousands except share amounts)     Stock      Capital        Trust        Stock         (Loss)     Earnings    Total
                                        ------    ----------   ------------  ---------   -------------  --------   --------
Balance, December 31, 1997              $  567     $162,892    $(101,482)    $ (41,211)    $    946     $186,595   $208,307

Exercise of stock options for
  935,425 shares released from the
  Stock Compensation Trust                           (7,914)      13,330                                              5,416
Stock option tax benefit                              2,495                                                           2,495
Adjustment to market value for shares
  held in Stock Compensation Trust                  (19,226)      19,226                                                  -
Repurchase of 5,043,700 shares of
  MAMSI common stock                                                           (34,412)                             (34,412)

Comprehensive Income:
Net Income                                                                                                 9,045      9,045
Other comprehensive income
 net of tax of $239                                                                             367                     367
                                        ------     --------    ---------     ---------     --------     --------   --------
Total Comprehensive Income                                                                                            9,412
                                                                                                                   --------
Balance, December 31, 1998                 567      138,247      (68,926)      (75,623)       1,313      195,640    191,218

Exercise of stock options for
  13,100 shares released from the
  Stock Compensation Trust                             (105)         187                                                 82
Stock option tax benefit                                 19                                                              19
Purchase of 3,000,000 shares of MAMSI
  common stock to be held in the
  Stock Compensation Trust                  30       31,751      (31,781)                                                 -
Adjustment to market value for shares
  held in Stock Compensation Trust                  (17,305)      17,305                                                  -
Repurchase of 3,194,940 shares of
  MAMSI common stock                                                           (28,494)                             (28,494)

Comprehensive Income:
Net Income                                                                                                26,322     26,322
Other comprehensive loss,
 net of tax benefit of $(1,522)                                                              (2,326)                 (2,326)
                                        ------     --------    ---------     ---------     --------     --------   --------
Total Comprehensive Income                                                                                           23,996
                                                                                                                   --------
Balance, December 31, 1999                 597      152,607      (83,215)     (104,117)      (1,013)     221,962    186,821

Exercise of stock options for
  1,991,094 shares released from the
  Stock Compensation Trust                           (3,443)      28,373                                             24,930
Stock option tax benefit                              3,529                                                           3,529
Purchase of 2,000,000 shares of MAMSI
  common stock to be held in the
  Stock Compensation Trust                  20       28,730      (28,750)                                                 -
Adjustment to market value for shares
  held in Stock Compensation Trust                  114,924     (114,924)                                                 -
Repurchase of 2,836,900 shares of
  MAMSI common stock                                                           (31,521)                             (31,521)

Comprehensive Income:
Net Income                                                                                                39,406     39,406
Other comprehensive income,
 net of tax of $1,638                                                                         2,825                   2,825
                                        ------     --------    ---------     ---------     --------     --------   --------
Total Comprehensive Income                                                                                           42,231
                                                                                                                   --------
Balance, December 31, 2000              $  617     $296,347    $(198,516)    $(135,638)    $  1,812     $261,368   $225,990
                                        ======     ========    =========     =========     ========     ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                        Mid Atlantic Medical Services, Inc.
                                       Consolidated Statements of Cash Flows

                                                                                  Year  Ended  December  31,
(in thousands)                                                                2000           1999           1998
                                                                            --------       --------       --------
Cash flows from operating activities:
  Net income                                                                $ 39,406       $ 26,322       $  9,045
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                               10,263         10,249         10,796
  Provision for bad debts                                                        692            292             34
  Provision for deferred income taxes                                         (5,280)         2,415         (2,273)
  Loss (gain) on sale and disposal of assets                                     356             49           (833)
  Stock option tax benefit                                                     3,529             19          2,495
  (Increase) decrease in accounts receivable                                  (7,023)        (4,657)         8,563
  Decrease (increase) in prepaid expenses, advances and other                  2,159           (332)        (7,661)
  Increase in accounts payable                                                15,861          2,909          2,193
  Increase in medical claims payable, net                                     24,282         25,138         30,937
  Increase (decrease) in deferred premium revenue                              1,545           (218)         1,445
                                                                            --------       --------       --------
Total adjustments                                                             46,384         35,864         45,696
                                                                            --------       --------       --------
          Net cash provided by operating activities                           85,790         62,186         54,741
                                                                            --------       --------       --------
Cash flows used in investing activities:
  Purchases of investment securities                                        (428,185)      (355,996)      (329,400)
  Sales and maturities of investment securities                              365,043        325,117        307,763
  Purchases of property and equipment                                        (13,297)        (8,147)        (9,008)
  Purchases of statutory deposits                                             (3,394)        (1,476)          (100)
  Maturities of statutory deposits                                             2,782          1,125              -
  Purchases of other assets                                                     (631)        (2,598)          (893)
  Proceeds from sale of assets                                                   377            486         12,574
                                                                            --------       --------       --------
          Net cash used in investing activities                              (77,305)       (41,489)       (19,064)
                                                                            --------       --------       --------
Cash flows used in financing activities:
  Principal payments on notes payable                                            (14)           (60)           (60)
  (Decrease) increase in short-term borrowings                                  (558)         1,713           (404)
  Exercise of stock options                                                   24,930             82          5,416
  Purchase of treasury stock                                                 (31,521)       (28,494)       (34,412)
                                                                            --------       --------       --------
          Net cash used in financing activities                               (7,163)       (26,759)       (29,460)
                                                                            --------       --------       --------
Net increase (decrease) in cash and cash equivalents                           1,322         (6,062)         6,217
Cash and cash equivalents at beginning of year                                 3,725          9,787          3,570
                                                                            --------       --------       --------
Cash and cash equivalents at end of year                                    $  5,047       $  3,725       $  9,787
                                                                            ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                       Mid Atlantic Medical Services, Inc.
                   Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company whose subsidiaries are active in managed health care and other life and health insurance related activities. MAMSI's principal markets currently include Maryland, Virginia, the District of Columbia, Delaware, West Virginia, North Carolina and Pennsylvania. MAMSI and its subsidiaries (collectively referred to as the "Company") have developed a broad range of managed health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company, home health care and home infusion services companies, a hospice company and part ownership in an outpatient surgery center.

MAMSI delivers managed health care services principally through HMOs. The HMOs, MD- Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice,Inc.(R)("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") arrange for health care services to be provided to an enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services. OCIPA ceased all operations in Pennsylvania during 2000.

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

HomeCall Hospice Services, Inc. ("HHSI") began operations in December, 1996 and provides services to terminally ill patients and their families.

The significant accounting policies followed by MAMSI and its subsidiaries are described below.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of MAMSI and its subsidiaries. All significant intercompany balances have been eliminated in consolidation.

MAJOR CUSTOMERS

A significant portion of the Company's premium revenue is derived from federal, state and local government agencies, including governmental employees and Medicaid and Medicare recipients. For the years ended December 31, 2000, 1999 and 1998, approximately 8%, 8% and 11%, respectively, of premium revenue was derived from federal government agencies which is included in the Medicare and Risk segments (as described in Note 14), and approximately 14%, 21% and 18%, respectively, was derived from Maryland and Virginia state and local government agencies which is included in the Risk segment (as described in Note 14).

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

Capitation costs represent monthly fixed fees to participating primary care physicians and other health care practitioners as retainers for providing continuing medical care.

Medical claims reversals result from the determination that the Company has paid claims in excess of contractually obligated amounts. Amounts recognized through specific identification are recorded at their net realizable value as a reduction of medical expense in the consolidated statements of operations and as an increase in accounts receivable in the consolidated balance sheets.

The Company has entered into certain long-term vendor contracts some of which include incentives or cost guarantees designed to provide savings to the Company over several years. The Company typically accounts for the benefit derived from these incentives or guarantees ratably over the contract period as a reduction to medical expense. Because of the complexity of the Company's medical delivery system as well as obligations imposed under the contracts, and the timing of settlement of various contractual periods, disputes may arise as to the degree of satisfaction of the various contractual obligations which could result in material adjustments to the Company's financial statements. The Company believes that it has complied with its contractual obligations and that its financial statements are fairly stated with regard to the aforementioned contracts.

The Company believes that its claims reserves are adequate to satisfy its ultimate claims liabilities; however, the liability as established may vary significantly from actual claims amounts, either negatively or positively, and as adjustments are deemed necessary, they are included in current operations. Establishment of claims estimates is an inherently uncertain process; there can be no certainty that currently established reserves will prove adequate to cover actual ultimate expenses. Subsequent actual experience could result in reserves being too high or too low which could positively or negatively impact the Company's earnings in future periods.

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

RECLASSIFICATIONS

Certain   balances  in  the  1999  and  1998  financial   statements  have  been
reclassified to conform with the 2000 presentation.

NOTE 2 - INVESTMENTS

Investments   are  classified   into  two  categories   (available-for-sale   or
held-to-maturity) and are valued based upon this designation. Securities classified as available-for-sale, which include debt and equity securities that the Company does not have the positive intent to hold to maturity, are marked to market with the resulting unrealized gain or loss reflected in other comprehensive income. Securities classified as held-to-maturity, which are debt securities that the Company has both the positive intent and ability to hold to maturity, are carried at amortized cost. The Company classifies its statutory deposits as held-to-maturity with no effect on the recorded value. All other investments are classified as available-for- sale. Management re-evaluates these designations annually. During 1999, statutory deposit investments with an amortized cost of $1,166,000 were released by state regulatory agencies and transferred to the Company's investment securities portfolio. The unrealized loss at the date of transfer was $21,000. There were no such transfers during 2000.

The following is a summary of available-for-sale and held-to-maturity securities at December 31, 2000 and 1999:

                                                       -----------------------------------------------------
                                                                                2000
                                                       -----------------------------------------------------
                                                                        Gross         Gross        Estimated
(in thousands)                                                       Unrealized     Unrealized       Fair
                                                          Cost          Gains         Losses         Value
                                                       -----------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of
  U.S. government agencies                             $  2,159       $   113        $     -        $  2,272
Obligations of states and political subdivisions        142,499         3,100             23         145,576
Municipal bond funds                                    113,465             -             84         113,381
Accrued interest                                          2,101             -              -           2,101
                                                       --------       -------        -------        --------
Debt securities                                         260,224         3,213            107         263,330
Equity securities                                         7,116             1            320           6,797
                                                       --------       -------        -------        --------

Investment securities                                  $267,340       $ 3,214        $   427        $270,127
                                                       ========       =======        =======        ========

HELD-TO-MATURITY SECURITIES
U.S. Treasury securities and obligations
 of U.S. government agencies                           $  3,160       $   204       $      -       $   3,364
Obligations of states and political subdivisions         10,583            44              -          10,627
Other investments                                           854             -              -             854
                                                       --------       -------        -------        --------

Statutory deposits                                     $ 14,597       $   248        $     -        $ 14,845
                                                       ========       =======        =======        ========

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
                                                       ========       =======        =======        ========

For the years ended December 31, 2000 and 1999, marketable equity available-for-sale securities with a fair value at the date of sale of $317,000 and $2,524,000, respectively, were sold. The gross realized gains on such sales totaled $71,000 and $50,000, and the gross realized losses totaled $-0- and $75,000 for each of the respective periods. Realized gains and losses are included in investment income. Other sales of investment securities consisted principally of redemptions on municipal bond funds.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                -------------------------
                                                                Estimated
                                                                  Fair
(in thousands)                                     Cost           Value
                                                -------------------------
AVAILABLE-FOR-SALE
Due in one year or less                         $123,647         $123,580
Due after one year through five years             41,485           41,830
Due after five years through ten years            76,284           78,410
Due after ten years                               18,808           19,510
                                                --------         --------
Debt securities                                  260,224          263,330
Equity securities                                  7,116            6,797
                                                --------         --------
                                                $267,340         $270,127
                                                ========         ========
HELD-TO-MATURITY
Due in one year or less                         $  4,992         $  5,049
Due after one year through five years              6,765            6,852
Due after five years through ten years             2,840            2,944
Due after ten years                                    -                -
                                                --------         --------
                                                $ 14,597         $ 14,845
                                                ========         ========

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31:

                                                -------------------------
(in thousands)                                    2000             1999
                                                -------------------------
Premium and fee accounts                        $ 67,893         $ 62,269
Home health service accounts                      10,454            9,942
Medical recoverables                               6,969           10,574
Other                                             10,775            6,283
Less: allowance for doubtful accounts             (6,137)          (5,445)
                                                --------         --------
                                                $ 89,954         $ 83,623
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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                ------------------------
(in thousands)                                     2000           1999
                                                ------------------------
Land, buildings and improvements                $35,207          $32,086
Computer equipment and software                  36,477           31,259
Office furniture and equipment                   22,786           20,776
Leasehold improvements                            2,144            1,065
                                                -------          -------
                                                 96,614           85,186
Less: accumulated depreciation and
  amortization                                  (49,392)         (41,518)
                                                -------          -------
                                                $47,222          $43,668
                                                =======          =======


NOTE 5 - NOTES PAYABLE

Notes payable consists of the following at December 31:

                                                ------------------------
(in thousands)                                    2000             1999
                                                ------------------------
Notes payable                                   $     -          $    14
Current portion                                       -              (14)
                                                -------          -------
Noncurrent portion                              $     -          $     -
                                                =======          =======

The Company has access to total line-of-credit and letter-of-credit facilities of $29 million, which are subject to annual renewal. Borrowings bear interest at a rate based on the Federal Funds rate plus .75% - 1.65% and are secured by certain cash balances and investment securities. At December 31, 2000, approximately $3.0 million was outstanding on one of the lines-of-credit at an interest rate of 7.06% and approximately $12.10 million in letters-of-credit were outstanding, although no amounts had been drawn.

Interest expense paid in cash during 2000, 1999 and 1998 was approximately $444,000, $523,000 and $417,000, respectively.

NOTE 6 - REINSURANCE

M.D. IPA, OCI, OCCI, OCIPA and MLH maintain reinsurance coverage to provide for reimbursement of claims in excess of certain limits. The reinsurer for health claims indemnifies either 90% of the approved per diem or fixed charge per procedure, or 80% of the eligible in and out of service area acute care medical expenses in excess of $200,000 per enrollee per year, up to a lifetime maximum of $2,000,000 in eligible medical costs with no more than $1,000,000 in a given year, or $5,000,000 for certain PPO members who have an unlimited lifetime maximum benefit. Reinsurance for life and accidental death claims generally covers all settlements in excess of $50,000 per person subject to a $950,000 maximum recovery per person for life claims and $1,000,000 per person on accidental death claims. Reinsurance recoveries for the years ended December 31, 2000, 1999 and 1998 were approximately $2,044,000, $1,566,000 and $1,597,000, respectively. In the consolidated statements of operations, reinsurance premiums are shown net of the related recoveries.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31:

                                                --------------------------
(in thousands)                                    2000              1999
                                                --------------------------
Deferred tax liabilities:
  Accelerated depreciation                      $ 1,344            $ 1,770
  Receivable valuation adjustments                1,734              3,988
  Unrealized investment gains (losses)              975               (663)
                                                -------            -------
Total deferred tax liabilities                    4,053              5,095
                                                -------            -------
Deferred tax assets:
  Accrued medical expenses                        1,486              1,144
  Premium revenue adjustments                     1,140              1,248
  State net operating losses                      3,802              3,133
  Accrued pension expenses                        1,845                875
  Other                                             381                250
                                                -------            -------
Total deferred tax assets                         8,654              6,650
Valuation allowance for deferred tax assets      (3,751)            (3,055)
                                                -------            -------
Net deferred tax assets                           4,903              3,595
                                                -------            -------
                                                $   850            $(1,500)
                                                =======            =======
Included in the consolidated balance sheets:
  Current assets - deferred income taxes        $   850            $   381
  Non-current assets - deferred income taxes      3,013              2,978
  Current liabilities - deferred income taxes      (839)            (1,639)
  Non-current liabilities - deferred
    income taxes                                 (2,174)            (3,220)
                                                -------            -------
  Net deferred tax asset (liability)            $   850            $(1,500)
                                                =======            =======





Significant components of the provision for income taxes attributable to continuing operations are as follows for the years ended December 31:

                                                ---------------------------------------
(in thousands)                                     2000            1999          1998
                                                ---------------------------------------
Current:
  Federal                                       $  22,041      $  10,536      $   4,105
  State                                               591            557          1,359
                                                ---------      ---------      ---------
  Total current                                    22,632         11,093          5,464
                                                ---------      ---------      ---------
Deferred:
  Federal                                          (5,019)         2,623         (1,250)
  State                                              (261)          (208)        (1,023)
                                                ---------      ---------      ---------
  Total deferred                                   (5,280)         2,415         (2,273)
                                                ---------      ---------      ---------
                                                $  17,352      $  13,508      $   3,191
                                                =========      =========      =========


The Company's tax provision differs from the statutory rate for Federal income taxes for the years ended December 31 as follows:

                                                -------------------------------------
(in thousands)                                     2000          1999          1998
                                                -------------------------------------

Statutory rate (35%)                            $19,866        $13,940        $ 4,282
Tax-exempt interest                              (2,067)        (1,421)        (1,369)
State income taxes, net of Federal benefit         (436)          (163)          (580)
Increase in valuation allowance for
  deferred tax assets                               706            765          1,228
Other non-deductible items                          574            566            526
Tax credits                                        (664)           (16)          (173)
Other, net                                         (627)          (163)          (723)
                                                -------        -------        -------
                                                $17,352        $13,508        $ 3,191
                                                =======        =======        =======

Total tax deposits made by the Company in 2000, 1999 and 1998 were approximately $19,255,000, $10,027,000 and $6,870,000, respectively.

At December 31, 2000, the Company has state net operating loss carryforwards of $96,123,000 that expire in various years beginning 2006.

The Company records a valuation allowance for deferred tax assets when it is management's judgement that it is more likely than not that all or a portion of a deferred tax asset will not be realized. At December 31, 2000 and 1999, the Company recorded a valuation allowance related to state net operating loss carryforwards.

NOTE 8 - RELATED PARTIES

For the years ended December 31, 2000, 1999 and 1998, certain members of the Boards of Directors of MAMSI and affiliated corporations who are also participating physicians provided medical services to enrollees totaling $4,954,000, $1,790,000 and $4,430,000, respectively, which represents approximately .8%, .3% and .9% in 2000, 1999 and 1998, respectively, of payments to all physicians. Board members are remunerated at the same contractual level as all other participating physicians and are selected by enrollees to render medical services under the same guidelines as all other participating physicians.

NOTE 9 - EMPLOYEE BENEFITS PLANS

PENSION PLANS

The Company has a defined contribution 401(k) savings plan covering all full-time employees. Employees are allowed to contribute up to 23% of their pretax earnings annually up to a maximum contribution of $10,500 and the Company makes a matching contribution of 50% on the first 4% of contributions made by employees. Employees vest immediately in the employee contributions and ratably over five years in the Company contributions. During 2000, 1999 and 1998, the Company's contribution to the 401(k) plan aggregated $1,264,000, $1,056,000 and $681,000, respectively.

Pursuant to the employment contracts entered into by the Company with key executives, effective in 2000, each executive is entitled to supplemental retirement income benefits based upon years of service and attained salary levels. Expense recognized related to this benefit was $2,866,000 for the year ended December 31, 2000.

STOCK OPTION PLANS

The Company follows APB 25 under which no compensation expense has been recognized in connection with its stock option plans. Pro forma information regarding net income and earnings per share are required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.6%, 5.2%, and 5.6%; volatility factors of the expected market price of the Company's common stock of .65, .59, and .42 and a weighted average life of the options of three years. The Company anticipates that it will declare no dividends.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except per share amounts):

                                                 2000         1999        1998
                                                -------      ------      ------

Pro forma net income                            $34,020     $19,856      $1,502
Pro forma basic earnings per share                  .90         .48         .03
Pro forma diluted earnings per share                .86         .48         .03

In years 1990 through 1996, and years 1998 through 2000, MAMSI implemented a non-qualified stock option plan whereby options for the purchase of shares of common stock may be granted to directors, officers and employees of the Company. Unexpired authorized shares under the plans total 11,000,000. Options under the plans generally vest over a three-year period and are exercisable at 100% of the fair market value per share on the date the options are granted. The Company accounts for these stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense for these stock option grants. Transactions relating to the plans are summarized as follows:

                                              2000                       1999                       1998
                                     -----------------------    -----------------------    -----------------------
                                                    Weighted                   Weighted                   Weighted
                                                    Average                    Average                    Average
                                        2000        Exercise       1999        Exercise       1998        Exercise
                                       Shares        Price        Shares        Price        Shares        Price
                                     ---------      --------    ---------      --------    ---------      --------

Outstanding, January 1               9,524,599      $13.35      7,913,124      $14.98      8,099,231      $ 17.76
Granted                              3,100,763      $ 9.53      2,541,630      $ 9.32      6,304,558      $ 14.77
Exercised                           (1,991,094)     $12.52        (13,100)     $ 6.21       (935,425)     $  5.79
Forfeited                           (2,656,231)     $14.76       (917,055)     $16.37     (5,555,240)     $ 20.34
                                     ---------                  ---------                  ---------
Outstanding, December 31             7,978,037      $11.59      9,524,599      $13.35      7,913,124      $ 14.98
                                     =========                  =========                  =========
Available for grant, end of year     1,554,976                  1,581,308                  1,766,751
Exercisable, end of year             4,474,207                  5,910,801                  1,608,139
Option price range for exercised
  shares                             $5.06-$17.13               $5.06-$7.88                $4.54-$12.63
Option price range at end of year    $5.00-$21.00               $5.00-$20.00               $5.00-$27.13
Weighted average fair value of
  options granted during year           $4.10                      $3.85                      $4.49


                              OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
-----------------------------------------------------------------------------     --------------------------------
                        Outstanding     Weighted Average                          Exercisable
      Range of             as of           Remaining         Weighted Average        as of        Weighted Average
   Exercise Prices      12/31/2000      Contractual Life      Exercise Price      12/31/2000       Exercise Price
-------------------     -----------     ----------------     ----------------     -----------     ----------------
$ 0.00   -  $  5.00           150             2.7               $ 5.00                  100          $ 5.00
$ 5.01   -  $ 10.00     4,094,324             3.9               $ 8.78            1,276,924          $ 8.61
$10.01   -  $ 15.00     1,776,207             2.3               $12.55            1,223,087          $12.50
$15.01   -  $ 20.00     2,086,536             1.1               $16.19            1,974,096          $16.15
$20.01   -  $ 25.00        20,820             4.9               $20.69                    0          $ 0.00
                        ---------                                                 ---------
                        7,978,037             2.8               $11.59            4,474,207          $13.00
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

INCENTIVE COMPENSATION PLAN

The Company has an incentive compensation plan whereby managers receive bonuses based upon the annual operating results of the Company. During 2000 and 1999, incentive compensation expense was approximately $6,956,000 and $4,200,000, respectively, which was paid to employees in February 2001 and 2000, respectively. During 1998, $800,000 was earned and recognized as expense. In addition, certain individuals receive a cash bonus based upon the achievement of certain measurable criteria other than the annual operating results of the Company. These bonus amounts are not significant.

NOTE 10 - COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share:

                                                -----------------------------------------
                                                    2000           1999           1998
                                                -----------------------------------------
Numerator:
  Net income                                    $39,406,000    $26,322,000    $ 9,045,000

Denominator:
  Denominator for basic earnings per share
    - weighted average shares                    38,052,746     41,225,327     45,407,006
  Dilutive securities - employee stock options    1,288,291         41,277         66,989
  Denominator for diluted earnings per share
    - adjusted weighted average shares           39,341,037     41,266,604     45,473,995


On August 26, 1996, the Company established the MAMSI SCT to fund its obligations arising from its various stock compensation plans. MAMSI initially funded the SCT with 9,130,000 shares of newly issued MAMSI stock. In exchange, the SCT delivered a promissory note to MAMSI for approximately $129.9 million which represents the purchase price of the shares. Amounts owed by the SCT to MAMSI are repaid by cash received by the SCT or will be forgiven by MAMSI, which will result in the SCT releasing shares to satisfy MAMSI obligations for stock compensation.

During 2000 and 1999, the SCT purchased an additional 2,000,000 and 3,000,000 shares, respectively, of the Company's common stock for approximately $28.7 and $31.8 million, respectively. The existing promissory note has been modified to reflect these purchases.

For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheets. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital. At December 31, 2000 and 1999, the SCT held 10,019,756 and 10,010,850 shares of common stock at a fair market value of approximately $198.5 and $83.2 million, respectively.

Shares held by the SCT are excluded from weighted average shares outstanding used in the computation of earnings per common share.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office space under the terms of non-cancelable operating leases that expire at various dates through 2005. Rent expense relating to these operating leases approximated $3,470,000, $3,429,000 and $3,502,000 in 2000, 1999 and 1998, respectively.

Future minimum lease commitments under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

Year                    Amount
----                   -------
2001                   $ 4,017
2002                     3,669
2003                     2,613
2004                     1,751
2005                     1,134
                       -------
                       $13,184
                       =======

M.D. IPA contracts with OPM to provide or arrange health services under the FEHBP. The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. The premiums established under the OPM contract are subject to periodic review and audit to determine, if they were established in compliance with the community rating and other requirements under the program. The results of these audits could result in material adjustments to the Company's financial statements. The Company has been audited through 1999 with no significant findings other than noted in the next paragraph.

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

Minimum required statutory net worth and actual statutory net worth as of December 31 are as follows:

                              2000                              1999
                   --------------------------        --------------------------
                     Minimum         Actual            Minimum         Actual
                   ----------     -----------        ----------     -----------
M.D. IPA           $3,000,000     $42,600,000        $3,000,000     $57,400,000
OCI                 3,000,000      67,700,000         3,000,000      64,100,000
MLH                   500,000      80,000,000           500,000      52,000,000
OCCI                2,500,000       3,600,000         2,500,000       2,500,000
OCIPA               1,500,000       2,100,000         1,500,000       2,300,000

M.D. IPA, OCI, OCCI, OCIPA and MLH were in compliance with state depository rules at December 31, 2000 and 1999. OCCI was in compliance with its working capital requirement of $1.6 million at December 31, 2000. M.D. IPA, OCI, OCCI, OCIPA and MLH were in compliance with the applicable risk-based capital requirements at December 31, 2000 and 1999. These MAMSI subsidiaries must notify state regulators before the payment of any dividends to MAMSI and, in certain circumstances, must receive positive affirmation prior to such payment.

The National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual will be effective January 1, 2001. It is the intention of the domiciliary states of M.D. IPA, OCI, OCCI, OCIPA and MLH to adopt the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that M.D. IPA, OCI, OCCI, OCIPA and MLH use to prepare their statutory-basis financial statements. Management believes the impact of these changes to MAMSI and its insurance subsidiaries' statutory-basis capital and surplus as of January 1, 2001 will not be significant.

NOTE 13 - RISK CONCENTRATIONS

Financial instruments that potentially subject the Company to credit risk consist primarily of investments in marketable securities (including money market funds, floating rate municipal putable bonds, intermediate term municipal bonds, and common stocks) and premiums receivable. The Company receives advice through or assigns direct management of investment in securities to professional investment managers selected for their expertise in various markets, within guidelines established by the Board of Directors. These guidelines include broad diversification of investments. Concentrations of credit risk and business volume with respect to commercial premiums receivable are generally limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 2000, approximately 15% of premium and home health service receivables were due from federal government agencies. The Company performs ongoing credit evaluations of customers and generally does not require collateral.

NOTE 14 - REPORTABLE SEGMENTS

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

The Company has three reportable segments: Commercial risk products, Medicare products and Preferred Provider Organizations ("PPO"). Commercial risk products include traditional HMO and point-of-service health care plans as well as hybrid products. Traditional products provide for the provision of comprehensive medical care to enrollees for a fixed, prepaid premium regardless of the amount of care provided. Hybrid products offer the ability to tailor employee health care offerings by varying benefit designs, funding methods and insurance risk. These products combine the use of capitated physicians to serve as care coordinators, employer funding of specialist and institutional claims on an "as paid" basis with MAMSI's underwriting of risk on a specific and/or aggregate stop loss basis. The Medicare product is health coverage offered to Title XVIII Medicare recipients. Under a contractual arrangement with the United States Health Care Financing Administration ("HCFA"), the Company received a monthly premium for which the Company provided comprehensive medical coverage to those individuals. Effective January 1, 1999, the Company no longer participated in the Medicare program. MAMSI offers access to its preferred provider network of physicians to employers and insurance companies in association with various health plans. PPOs allow enrollees to receive care from a network of participating physicians and health care practitioners who agree to provide services at contractually negotiated rates in exchange for increased patient volume. A PPO does not assume insurance risk from medical utilization and it is not the claims payor.

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


REPORTABLE SEGMENTS
                                                       -----------------------------------------------------------------
(in thousands)                                            Risk       Medicare        PPO        All Others      Totals
                                                       -----------------------------------------------------------------
Year ended December 31, 2000:
Revenue from external customers                        $1,404,910     $  -         $21,811      $44,275       $1,470,996

Segment pretax profit                                      30,773        -          10,906        2,135           43,814

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

The sources of revenue included in the All Others category are composed primarily of Medicaid and miscellaneous. The Company ended its participation in Medicaid in 2000. All revenue is generated within the United States.

                                                                --------------------------------------------
(in thousands)                                                     2000              1999             1998
                                                                --------------------------------------------
Revenues

Total external revenues for reportable segments                 $1,426,721       $1,227,692       $1,107,616

Other revenues                                                      44,275           78,528           63,971

Investment revenue not allocated                                    13,483           11,096           10,622

Gain on sale of real estate                                           -                -               5,692
                                                                ----------       ----------       ----------
     Total consolidated revenues                                $1,484,479       $1,317,316       $1,187,901
                                                                ==========       ==========       ==========

Pretax Profit

Total profit from reportable segments                           $   41,679       $   31,189       $   17,221

Other profit (loss)                                                  2,135           (2,011)             519

Net investment income not allocated                                 12,944           10,652           10,091

Gain on sale of real estate                                           -                -               5,692

Federal Employees Health Benefits Program                             -                -             (16,500)

Loss on retirement of equipment                                       -                -              (4,787)
                                                                ----------       ----------       ----------
     Total consolidated pretax profit                           $   56,758       $   39,830       $   12,236
                                                                ==========       ==========       ==========

NOTE 15 - COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, net-of-tax, were as follows:

                                                                -----------------------------------------
(in thousands)                                                    2000             1999             1998
                                                                -----------------------------------------
Unrealized holding gains (losses) arising
 during period                                                  $ 2,887          $(2,341)         $ 2,055

Less: Reclassification adjustment for
  net gains (losses) included in net income                          62              (15)           1,688
                                                                -------          -------          -------

Net unrealized gains (losses) recognized in
 other comprehensive income (loss)                              $ 2,825          $(2,326)         $   367
                                                                =======          =======          =======

                                                  Report of Independent Auditors

Board of Directors and Stockholders
Mid Atlantic Medical Services, Inc.


We have audited the accompanying consolidated balance sheets of Mid Atlantic Medical Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid Atlantic Medical Services, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ Ernst & Young LLP
                                          ----------------------
                                          Ernst & Young LLP



McLean, Virginia
February 12, 2001

SELECTED QUARTERLY FINANCIAL DATA FOR FISCAL YEARS 2000 AND 1999

                                    2000       2000       2000       2000       1999       1999       1999       1999
                                    First     Second      Third     Fourth      First     Second      Third     Fourth
                                   Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                   --------   --------   --------   --------   --------   --------   --------   --------
                                                             (in thousands except share amounts)
                                                                           (unaudited)

Revenue                            $360,113   $368,339   $371,428   $384,599   $313,198   $323,530   $335,250   $345,338
Expense                             347,050    357,169    356,779    366,723    304,127    316,560    324,689    332,110

Income before income taxes           13,063     11,170     14,649     17,876      9,071      6,970     10,561     13,228
Net income                            8,602      7,313     10,974     12,517      5,871      4,506      7,120      8,825

Basic earnings per share                .22        .19        .29        .33        .14        .11        .17       .22
Diluted earnings per share              .22        .19        .28        .31        .14        .11        .17       .22



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from "Directors and Executive Officers" section of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 23, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from "Directors and Executive Officers -- Directors' Compensation" and "Executive
Management Compensation" sections of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 23, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from "Stock Owned by Management" and "Principal Stockholders" sections of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 23, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from "Executive Management Compensation" section of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 23, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                        PAGE
                                                                  ----
Consolidated Balance Sheets as of December 31, 2000 and 1999 ... 26 Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998 .............................    27
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000, 1999 and 1998 .........    28
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998 .............................    29
Notes to Consolidated Financial Statements .....................    30
Report of Ernst & Young LLP Independent Auditors ...............    46

(a)(2) and (d)
INDEX TO FINANCIAL STATEMENT SCHEDULE                             PAGE
                                                                  ----
II - Valuation and Qualifying Accounts as of December 31,
       2000, 1999 and 1998 .....................................    50

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

                       Mid Atlantic Medical Services, Inc.
                  Schedule II - Valuation and Qualifying Accounts
                              (in thousands)

                                    Additions
                Balance at     ------------------------------
                Beginning        Charged to      Charged to                      Balance
                    of              Costs          Other        Deductions-       at End
Description       Period        and Expenses      Accounts      Write-Offs      of Period
-----------     ----------     -------------     ----------     -----------     ---------

DEDUCTED FROM ASSET ACCOUNTS:

YEAR ENDED DECEMBER 31, 1998

Allowance for doubtful accounts - accounts receivable

                $  5,180       $    143          $   (309)(1)   $    200        $ 5,214
                ========       ========          ========       ========        =======

Valuation allowance - deferred tax assets

                $  1,062       $  1,228          $              $               $ 2,290
                ========       ========          ========       ========        =======

YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts - accounts receivable

                $  5,214       $    461          $   (230)(1)   $               $ 5,445
                ========       ========          ========       ========        =======

Valuation allowance - deferred tax assets

                $  2,290       $    765          $              $               $ 3,055
                ========       ========          ========       ========        =======

YEAR ENDED DECEMBER 31, 2000

Allowance for doubtful accounts - accounts receivable

                $  5,445       $    335          $    357 (1)   $               $ 6,137
                ========       ========          ========       ========        =======

Valuation allowance - deferred tax assets

                $  3,055       $    706          $              $     10        $ 3,751
                ========       ========          ========       ========        =======


(1) The changes to the allowance were charged to premium revenue.

(a)(3)
EXHIBITS

See the Exhibit Index on pages 54-56 of this Form 10-K.

(b)
REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      MID ATLANTIC MEDICAL SERVICES, INC. ("MAMSI")
      (Registrant)

      By: /s/ Mark D. Groban, M.D.                3/28/2001
         --------------------------------------------------
         Mark D. Groban, M.D.                          Date
         Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: /s/ Howard M. Arnold                    3/28/2001
         --------------------------------------------------
         Howard M. Arnold                             Date
         Director

      By: /s/ Thomas P. Barbera                   3/28/2001
         --------------------------------------------------
         Thomas P. Barbera                           Date
         Vice Chairman of the Board, President, Chief Executive Officer and Director

      By: /s/ Francis C. Bruno, M.D.              3/28/2001
         --------------------------------------------------
         Francis C. Bruno, M.D.                       Date
         Director

      By: /s/ John H. Cook, III, M.D.             3/28/2001
         --------------------------------------------------
         John H. Cook, III, M.D.                      Date
         Director

      By: /s/ Raymond H. Cypess, D.V.M., Ph.D.    3/28/2001
         --------------------------------------------------
         Raymond H. Cypess, D.V.M., Ph.D.             Date
         Director

      By: /s/ John W. Dillon                      3/28/2001
         --------------------------------------------------
         John W. Dillon                               Date
         Director

      By: /s/ Robert E. Foss                      3/28/2001
         --------------------------------------------------
         Robert E. Foss                               Date
         Senior Executive Vice President and Chief Financial Officer
         and Director
         (Principal Financial Officer)

      By: /s/ Mark D. Groban, M.D.                3/28/2001
         --------------------------------------------------
         Mark D. Groban, M.D.                         Date
         Chairman of the Board and Director
         (Principal Executive Officer)

      By: /s/ Christopher E. Mackail              3/28/2001
         --------------------------------------------------
         Christopher E. Mackail                       Date
         Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

      By: /s/ John P. Mamana, M.D.                3/28/2001
         --------------------------------------------------
         John P. Mamana, M.D.                         Date
         Director

      By: /s/ Edward J. Muhl                      3/28/2001
         --------------------------------------------------
         Edward J. Muhl                               Date
         Director

      By: /s/ Janet L. Norwood                    3/28/2001
         --------------------------------------------------
         Janet L. Norwood, Ph.D.                      Date
         Director

      By: /s/ John A. Paganelli                   3/28/2001
         --------------------------------------------------
         John A. Paganelli                            Date
         Director

      By: /s/
         --------------------------------------------------
         Ivan R. Sabel, CPO                           Date
         Director

      By: /s/ James A. Wild                       3/28/2001
         --------------------------------------------------
         James A. Wild                                Date
         Director

(a)(3), (b) and(C)List of Exhibits.


                                  EXHIBIT INDEX
                                                                             Location of Exhibit
Exhibit                                                                        in Sequential
Number     Description of Document                                             Numbering System
-------    -----------------------                                           -------------------
 3.1       Copy of Certificate of Incorporation of MAMSI dated
           October 7, 1986..........................................................(1)
 3.2       Copy of Certificate of Amendment of MAMSI Certificate of
           Incorporation dated April 23, 1990.......................................(4)
 3.3       Amended and Restated By-laws of MAMSI as of February 15, 2000............
 3.4       Copy of Certificate of Amendment of MAMSI Certificate of
           Incorporation dated June 2, 1994.........................................(4)
10.41      Copy of Agreement between M.D. IPA and Surgical Care Affiliates, Inc., dated April 22, 1985.....................................................(4)
10.60      1993 Non-Qualified Stock Option Plan.....................................(11)
10.61      1993 Non-Qualified Stock Option Letter Sent to Key Employees.............(11)
10.67      1994 Non-Qualified Stock Option Plan.....................................(3)
10.68      1994 Non-Qualified Stock Option Letter sent to Key Employees.............(3)
10.72      List of States in which MAMSI Life is Licensed to Operate................(3)
10.74      1995 Non-Qualified Stock Option Plan.....................................(4)
10.75      1995 Non-Qualified Stock Option Plan letter sent to Key Employees........(4)
10.76      Agreement between OCI and the Commonwealth of Virginia governing the
           Medical Assistance Program ("Medicaid") dated May 27, 1994...............(4)
10.79      1996 Non-Qualified Stock Option Plan.....................................(5)
10.80      Form of Agreement between MAMSI and Employees Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(5)
10.81      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(5)
10.82      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1996 Non-Qualified Stock Option Plan...................(5)
10         Amended and Restated Compensation Trust Agreement dated
           December 20, 1996........................................................(7)
10.1       Amended and Restated Common Stock Purchase Agreement dated
           December 20, 1996........................................................(7)
10.2       Replacement Promissory Note dated December 20, 1996......................(7)
10.83      1997 Management Bonus Program............................................(8)
10.84      Form of Non-Qualified Stock Option Agreement for Options Granted
           under 1991, 1992, 1993, 1994 and 1995 Non-Qualified Stock Option Plan....(9)
10.85      Agreement of Purchase of Real Property by Mid-Atlantic
           Medical Services, Inc....................................................(10)
10.86      1997 Amendment to Employment Agreement between George T. Jochum and the Company..........................................................(11)
10.87      1998 Non-Qualified Stock Option Plan.....................................(11)
10.88      1998 Senior Management Bonus Plan........................................(11)
10.89      1998 Management Bonus Plan...............................................(11)
10.90      Amendment to 1994 Non-Qualified Stock Option Plan........................(11)
10.91      Amendment to 1995 Non-Qualified Stock Option Plan........................(11)
10.92      Amendment to 1996 Non-Qualified Stock Option Plan........................(11)
10.93      1999 Employment Agreement Between George T. Jochum and the Company.......(11)
10.94      Form of Agreement between MAMSI and Employees Granting Options under the 1998 Non-Qualified Stock Option Plan...........................(12)
10.95      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1998 Non-Qualified Stock Option Plan...........................(12)
10.96      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1998 Non-Qualified Stock Option Plan...................(12)
10.97      Memorandum to Employees and Form for Election Of Exchange
           and Repricing of Stock Options...........................................(12)
10.98      Agreement of Purchase and Sale of Real Estate............................(13)
10.981     1999 Non-Qualified Stock Option Plan.....................................(14)
10.982     1999 Senior Management Bonus Plan........................................(14)
10.983     1999 Management Bonus Plan...............................................(14)
10.984     Amended and Restated Stock Compensation Trust Agreement
           dated January 11, 1999...................................................(14)
10.985     Common Stock Purchase Agreement dated January 11, 1999...................(14)
10.986     Allonge to Replacement Promissory Note dated January 11, 1999............(14)
10.987     Employment Agreement between the Company and Mark D. Groban..............(14)
10.988     Employment Agreement between the Company and Thomas P. Barbera...........(14)
10.989     Employment Agreement between the Company and Robert E. Foss..............(14)







10.990     Form of Executive Employment Agreement between the Company and Executive Staff......................................................(14)
10.991     Form of Agreement between MAMSI and Employees Granting Options under the 1999 Non-Qualified Stock Option Plan...........................(14)
10.992     Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1999 Non-Qualified Stock Option Plan...................(14)
10.993     Employment Agreement between the Company and Mark D. Groban..............(15)
10.994     Employment Agreement between the Company and Thomas P. Barbera...........(15)
10.995     First Amendment to Employment Agreement between the Company and Mark D. Groban.......................................................(16)
10.996     First Amendment to Employment Agreement between the Company and Thomas P. Barbera....................................................(16)
10.997     First Amendment to Employment Agreement between the Company and Robert E. Foss.......................................................(16)
10.998     Amended and Restated Stock Compensation Trust Agreement
           dated August 20, 1999....................................................(16)
10.999     Common Stock Purchase Agreement dated August 20, 1999....................(16)
10.21      Allonge to Replacement Promissory Note dated
           August 20, 1999..........................................................(16)
10.22      2000 Non-Qualified Stock Option Plan.....................................(17)
10.23      2000 Senior Management Bonus Plan........................................(17)
10.24      2000 Key Management Bonus Plan...........................................(17)
10.25      Plan for Deferral of Directors Fees......................................(17)
10.26      Form of Agreement between MAMSI and Employees Granting Options
           Under the 2000 Non-Qualified Stock Option Plan...........................(17)
10.27      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options Under the 2000 Non-Qualified Stock Option Plan...................(17)
10.28      Form of Agreement between MAMSI and Directors Electing
           to Defer Director Fees...................................................(17)
10.29      Amended and Restated Stock Compensation Trust
           Agreement dated August 4, 2000...........................................(18)
10.30      Common Stock Purchase Agreement dated
           August 4, 2000...........................................................(18)
10.31      Allonge to Replace Promissory Note dated
           August 4, 2000...........................................................(18)
10.32      2001 Non-Qualified Stock Option Plan.....................................
10.33      Form of Agreement between MAMSI and Employees Granting Options
           Under the 2001 Non-Qualified Stock Option Plan...........................
10.34      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 2001 Non-Qualified Stock Option Plan...................
10.35      Employment Agreement between the Company and Mark D. Groban..............
10.36      Employment Agreement between the Company and Thomas P. Barbera...........
10.37      Employment Agreement between the Company and Robert E. Foss..............
10.38      Employment Agreement between the Company and Sharon C. Pavlos............
21         Subsidiaries of the Company..............................................
23         Consent of Independent Auditors..........................................
27         Financial Data Schedule..................................................

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

(17) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1999.

(18) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act of 1934 on Form 10-Q for the quarterly period ended September 30, 2000.