Form 10-Q
period 2001-03-31
MID ATLANTIC MEDICAL SERVICES INC
filed 2001-05-15
CIK 805037

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

    For the quarterly period ended MARCH 31, 2001, or

[ ] Transition report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

    For the transition period from          to
                                   --------    --------

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 47,647,022 shares of common stock, par value $.01, outstanding as of March 31, 2001.




 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                               March 31, 2001  December 31, 2000
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $      1,110     $      5,047
 Investment securities                                                               291,024          270,127
 Accounts receivable, net of allowance of $6,489 and $6,137                          107,555           89,954
 Prepaid expenses, advances and other                                                 27,034           26,420
 Deferred income taxes                                                                   844              850
                                                                                 -----------      -----------
   Total current assets                                                              427,567          392,398
 Property and equipment, net of accumulated
  depreciation of $51,773 and $49,392                                                 47,099           47,222
 Statutory deposits                                                                   14,651           14,597
 Other assets                                                                          9,671            9,793
 Deferred income taxes                                                                 3,101            3,013
                                                                                  ----------      -----------
   Total assets                                                                 $    502,089     $    467,023
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                          $      3,672     $      3,000
 Accounts payable                                                                     33,859           37,841
 Medical claims payable                                                              188,819          178,685
 Deferred premium revenue                                                             29,822           18,494
 Deferred income taxes                                                                 5,662              839
                                                                                 -----------      -----------
   Total current liabilities                                                         261,834          238,859
 Deferred income taxes                                                                 2,299            2,174
                                                                                 -----------      -----------
   Total liabilities                                                                 264,133          241,033
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par, 100,000,000 shares authorized; 61,772,502 issued and
  47,647,022 outstanding at March 31, 2001; 61,772,502 issued and
  48,602,322 outstanding at December 31, 2000                                            617              617
 Additional paid-in capital                                                          297,813          296,347
 Stock compensation trust (common stock held in trust) 9,129,994 shares outstanding at March 31, 2001;
  10,019,756 shares outstanding at December 31, 2000                                (185,339)        (198,516)
 Treasury stock, 14,125,480 shares at March 31, 2001; 13,170,180 shares at
  December 31, 2000                                                                 (152,664)        (135,638)
 Accumulated other comprehensive income                                                3,279            1,812
 Retained earnings                                                                   274,250          261,368
                                                                                 -----------      -----------
   Total stockholders' equity                                                        237,956          225,990
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    502,089     $    467,023
                                                                                 ===========      ===========

Note: The balance sheet at December 31, 2000 has been extracted from the audited financial statements at that date.






            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ending
                                                                                  March 31,         March 31,
                                                                                    2001              2000
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    406,747      $    344,362
  Fee and other                                                                        5,619             5,218
  Life and short-term disability premium                                               1,972             1,967
  Home health services                                                                 6,771             5,639
  Investment                                                                           3,552             2,927
                                                                                 -----------       -----------
    Total revenue                                                                    424,661           360,113
                                                                                 -----------       -----------
Expense
  Medical                                                                            347,811           298,685
  Life and short-term disability claims                                                1,026               823
  Home health patient services                                                         5,377             4,987
  Administrative (including interest expense of $147 and $137)                        51,128            42,555
                                                                                 -----------       -----------
    Total expense                                                                    405,342           347,050
                                                                                 -----------       -----------
Income before income taxes                                                            19,319            13,063

Income tax expense                                                                    (6,437)           (4,461)
                                                                                 -----------       -----------

Net income                                                                      $     12,882      $      8,602
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .34      $        .22
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .32      $        .22
                                                                                 ===========       ===========






            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                  Three Months
                                                                                                     Ending
                                                                                                 March 31, 2001
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     12,882
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      2,615
    Provision for bad debts                                                              352
    Provision for deferred income taxes                                                4,076
    Gain on sale and disposal of assets                                                   (1)
    Stock option tax benefit                                                           1,411
    Increase in accounts receivable                                                  (17,953)
    Increase in prepaid expenses, advances, and other                                   (614)
    Decrease in accounts payable                                                      (3,982)
    Increase in medical claims payable                                                10,134
    Increase in deferred premium revenue                                              11,328
                                                                                 -----------
        Total adjustments                                                                                7,366
                                                                                                   -----------
        Net cash provided by operating activities                                                       20,248

Cash flows used in investing activities:
  Purchases of investment securities                                                (119,395)
  Sales of investment securities                                                     100,755
  Purchases of property and equipment                                                 (2,297)
  Purchase of statutory deposits                                                      (2,050)
  Maturities of statutory deposits                                                     2,000
  Purchases of other assets                                                             (122)
  Proceeds from sale of assets                                                            47
                                                                                 -----------
        Net cash used in investing activities                                                          (21,062)

Cash flows used in by financing activities:
  Increase in short-term borrowings                                                      672
  Exercise of stock options                                                           13,231
  Purchase of treasury stock                                                         (17,026)
                                                                                 -----------
        Net cash used in financing activities                                                           (3,123)
                                                                                                   -----------
Net decrease in cash and cash equivalents                                                               (3,937)

Cash and cash equivalents at beginning of period                                                         5,047
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      1,110
                                                                                                   ===========







            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                  Three Months
                                                                                                     Ending
                                                                                                 March 31, 2000
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $      8,602
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      2,560
    Provision for bad debts                                                              (25)
    Provision for deferred income taxes                                                  276
    Loss on sale and disposal of assets                                                    4
    Stock option tax benefit                                                               1
    Increase in accounts receivable                                                   (6,524)
    Decrease in prepaid expenses, advances, and other                                  4,348
    Increase in accounts payable                                                       3,463
    Increase in medical claims payable                                                13,208
    Increase in deferred premium revenue                                               6,671
                                                                                 -----------
        Total adjustments                                                                               23,982
                                                                                                   -----------
        Net cash provided by operating activities                                                       32,584

Cash flows used in investing activities:
  Purchases of investment securities                                                 (91,184)
  Sales of investment securities                                                      68,663
  Purchases of property and equipment                                                 (2,169)
  Purchase of statutory deposits                                                         (83)
  Maturities of statutory deposits                                                        85
  Purchases of other assets                                                             (395)
  Proceeds from sale of assets                                                            62
                                                                                 -----------
        Net cash used in investing activities                                                          (25,021)

Cash flows used in by financing activities:
  Principal payments on notes payable                                                    (14)
  Increase in short-term borrowings                                                      325
  Exercise of stock options                                                               17
  Purchase of treasury stock                                                          (9,690)
                                                                                 -----------

        Net cash used in financing activities                                                           (9,362)
                                                                                                   -----------
Net decrease in cash and cash equivalents                                                               (1,799)

Cash and cash equivalents at beginning of period                                                         3,725
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      1,926
                                                                                                   ===========







            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

INTRODUCTION

Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company whose subsidiaries are active in health services, including life and health insurance related activities. MAMSI's principal markets currently include Maryland, Virginia, the District of Columbia, Delaware, West Virginia, North Carolina and Pennsylvania. MAMSI and its subsidiaries (collectively referred to as the "Company") have developed a broad range of health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), a life and health insurance company, home health care and home infusion services companies, a hospice company, and part ownership in an outpatient surgery center.

MAMSI delivers health care services principally through HMOs. The HMOs, MD-Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice, Inc. ("OCI"), Optimum Choice of the Carolinas, Inc. ("OCCI") and Optimum Choice, Inc. of Pennsylvania ("OCIPA") arrange for health care services to be provided to an enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services. OCIPA ceased all operations in Pennsylvania during 2000.

Other MAMSI subsidiaries include Alliance PPO, LLC, which provides a delivery network of physicians to employers and insurance companies in association with various health plans, and provides psychiatric services to third party payors or self-insured employer groups. MAMSI Life and Health Insurance Company develops and markets indemnity health products, insured PPO health products and group life, accidental death and short- term disability insurance. HomeCall, Inc., FirstCall, Inc., and HomeCall Pharmaceutical Services, Inc. provide in-home medical care including skilled nursing, infusion and therapy to MAMSI's HMO members and other payors. HomeCall Hospice Services, Inc. provides services to terminally ill patients and their families.

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of March 31, 2001, the consolidated statements of operations for the three months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 2000 audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). The results of operations for the three month period ended March 31 are not necessarily indicative of the operating results for the full year.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Three Months Ended
                                                March 31,     March 31,
                                                  2001          2000
Numerator:                                     ----------    ----------
 Net income                                    $   12,882    $    8,602
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    38,260,901    38,984,667
 Dilutive securities - employee stock options   1,930,333       153,627
 Denominator for diluted earnings per share
  - adjusted weighted average shares           40,191,234    39,138,294

Options to  purchase  approximately  100,000  shares of common  stock at various prices were outstanding at March 31, 2001, but were not included in the computation of diluted earnings per share because the option proceeds would
exceed  the  average   market  price  and,   therefore,   the  effect  would  be
antidilutive.

During the first quarters of 2001 and 2000, total comprehensive income amounted to $14,349,000 and $8,885,000, respectively.

The Company maintains a stock compensation trust ("SCT") to fund its obligations arising from its various stock option plans. Shares held by the SCT are excluded from the denominator used in calculating basic and diluted earnings per common share.

NOTE 3 - FEDERAL EMPLOYEES' HEALTH BENEFIT PROGRAM

M.D. IPA contracts with the Office of Personnel Management ("OPM") to provide or arrange health services under the Federal Employees Health Benefits Program ("FEHBP"). The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. In the normal course of business, OPM audits health plans with which it contracts to verify, among other things, that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. OPM's current practice is to audit large plans every year. While the government's initial on-site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take two to three years. The results of these audits could result in material adjustments to the Company's financial statements. The Company has closed audits through 1999.

NOTE 4 - REPORTABLE SEGMENTS

The Company's principal business is providing health insurance products. The Company has two reportable segments: commercial risk products and preferred provider organizations. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio. Management does not allocate assets in the measurement of segment profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in the Company's 2000 Form 10-K.

                                                              Three Months Ending
                                                           March 31,        March 31,
                                                             2001             2000
In 000's                                                 ------------     ------------
Revenues:
 Commercial risk                                         $    406,747     $    336,863
 Preferred provider organizations                               5,619            5,218
 All other                                                      8,743           15,105
                                                          -----------      -----------
                                                         $    421,109     $    357,186
                                                          ===========      ===========

Income before taxes:
 Commercial risk                                         $     12,768     $      7,754
 Preferred provider organizations                               2,810            2,609
 All other                                                        331              (81)
                                                          -----------      -----------
                                                         $     15,909     $     10,282
                                                          ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                              Three Months Ending
                                                           March 31,        March 31,
                                                             2001             2000
In 000's                                                 ------------     ------------
Total profit from reportable segments                    $     15,578     $     10,363
Other profit (loss)                                               331              (81)
Unallocated amounts:
 Investment income                                              3,410            2,781
                                                          -----------      -----------
Income before taxes                                      $     19,319     $     13,063
                                                          ===========      ===========


                     MID ATLANTIC MEDICAL SERVICES, INC.
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

All forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is based on management's current knowledge of factors, all with inherent risks and uncertainties, affecting MAMSI's business. MAMSI's actual results may differ materially if these assumptions prove invalid. Significant risk factors, while not all-inclusive, are:

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

Consolidated net income of the Company was $12,882,000 and $8,602,000 for the first quarters of 2001 and 2000, respectively. Diluted earnings per share were $.32 and $.22 in the first quarters of 2001 and 2000, respectively. This increase in earnings is attributable to an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue
("medical care ratio"), offset somewhat by an increase in administrative expense. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Health premium revenue for the three months ended March 31, 2001 increased approximately $62.4 million or 18.1 percent over the three months ended March 31, 2000. A 7.2 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $24.8 million in health premium revenue, while a 10.2 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $37.6 million increase in health premium revenue. Management believes that commercial health premiums should continue to increase during 2001 as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Commercial premium rate increases are expected to continue in 2001 in the range of 9.5% to 10.5%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicaid program. Effective May 1, 2000, the Company transferred its membership in the Virginia Medicaid Program to a non-affiliated carrier. Therefore, as of May 1, 2000, the Company ended its participation in any government entitlement health insurance programs.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, and increased competition in the Company's service area.

The Company's home health operations contributed approximately $6.8 million in revenue in the first quarter of 2001 as compared with $5.6 million in the first quarter of 2000. The increase is primarily due to an increase in business volume with non-affiliated entities. Life and short-term disability products contributed $2.0 million in revenue in the first quarters of 2001 and 2000.

The medical care ratio decreased from 86.7% for the first quarter of 2000 to 85.5% for the first quarter of 2001. On a per member per month basis, medical expenses increased 8.6%. The decrease in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, the Company's withdrawal from certain state Medicaid programs, and also increased premiums per member. The ongoing initiatives should help to control the Company's medical care ratio. The medical expense trend is expected to be between 8.5% and 9.5% for 2001. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and trend and future increases in health premiums per member, are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") increased to 12.0 percent for the first quarter of 2001 as compared to
11.8 percent for the same period in 2000. Management believes that the administrative expense ratio will be between 11.8% and 12.2% for 2001. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income increased $.6 million for the first quarter of 2001 to $3.6 million primarily due to an increase in investment securities balances.

The net margin rate  increased  from 2.4 percent in the first quarter of 2000 to
3.0 percent in the current quarter. This increase is consistent with the factors previously described.

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

The Company's cash and investment securities increased $16.9 million from $275.2 million at December 31, 2000 to $292.1 million at March 31, 2001, primarily due to the timing of medical expense payments which traditionally lag behind the receipt of increased premiums per member, the Company's net income and cash received from exercise of stock options offset by the effect of treasury stock purchases. Accounts receivable increased from $90.0 million at December 31, 2000 to $107.6 million at March 31, 2001, principally due to the timing of customer payments which generally slows at the beginning of each year due to significant new and renewal member activity. Prepaid expenses, advances and other increased from $26.4 million at December 31, 2000 to $27.0 million at March 31, 2001 due to the increase in working capital advances paid to Maryland hospitals, and the prepayment of insurance policies which cover the Company's assets and business operations, offset by the decrease in income taxes receivable.

Medical claims payable increased from $178.7 million at December 31, 2000 to $188.8 million at March 31, 2001, primarily due to increased membership and an increase in medical expenses per member.

Additional paid-in capital increased from $296.3 million at December 31, 2000 to $297.8 million at March 31, 2001, principally due to the exercise of employee stock options.

Stock compensation trust decreased from $198.5 million at December 31, 2000 to $185.3 million at March 31, 2001 primarily due to the exercise of employee stock options.

Treasury stock increased from $135.6 million at December 31, 2000 to $152.7 million at March 31, 2001 due to the purchase of 955,300 additional shares by the Company at a total cost of $17.1 million.

The Company currently has access to total revolving credit facilities of $29.0 million, which is used to provide short-term capital resources for routine cash flow fluctuations. At March 31, 2001, approximately $3.7 million was drawn against these facilities. In addition, the Company maintains a $12 million letter of credit for the benefit of the North Carolina Insurance Department in support of operations of MAMSI Life and Health Insurance Company, and a $100,000 letter of credit for the Company's home health subsidiary. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                           March 31,      December 31,
                                                             2001             2000
                                                         ------------     ------------
Cash and cash equivalents                                $      1,110     $      5,047
Investment securities                                         291,024          270,127
Working capital advances to Maryland hospitals                 17,348           17,008
                                                          -----------      -----------
Total available liquid assets                                 309,482          292,182
Credit line availability                                       13,228           13,900
                                                          -----------      -----------
Total short-term capital resources                       $    322,710     $    306,082
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned operations.

The Company's major business operations are principally conducted through its HMOs and insurance company. HMOs and insurance companies are subject to state regulations that, among other things, may require those companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. As of March 31, 2001, those subsidiaries of the Company were in compliance with all minimum capital requirements.

At its May 2000 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The authorized program included any unspent funds carried forward from the October 1999 repurchase program. During the six months ended September 30, 2000, the Company repurchased an additional 1,331,500 shares of its common stock for a total cost of approximately $14.6 million. At its October 2000 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The authorized program included any unspent funds carried forward from the May 2000 repurchase program. During the three months ended December 31, 2000, the Company repurchased an additional 399,400 shares of its common stock for a total cost of approximately $7.2 million. At its February 2001 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The authorized program included any unspent funds carried forward from the October 2000 repurchase program. During the three months ended March 31, 2001, the Company repurchased an additional 955,300 shares of its common stock for a total cost of approximately $17.1 million. At its May 2001 Board meeting, the Board of Directors authorized a $25 million stock repurchase program to begin immediately. The newly authorized program includes unspent funds carried forward from the February 2001 repurchase program. At March 31, 2001 approximately $9,710,000 of unspent authorization was available for future purchases.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company has no significant market risk with regard to liabilities. There are no material changes in market risk exposure at March 31, 2001 when compared with December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In September 2000, the Company and other HMOs operating in Maryland were served with similar class action suits challenging the constitutionality of the law which allows the Company to subrogate against other insurance companies. The Company's action was filed in the Circuit Court for Montgomery County, Maryland which recently ruled in another case which is now on appeal to the Maryland Court of Appeals that the subrogation law was constitutional. The Company believes that its operations with respect to the law are valid. However, the Company is not able to predict, at this time, the ultimate outcome of this action.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of MAMSI was held on April 23, 2001. The following matters were submitted to a vote of the stockholders during the annual meeting:

(1) The following individuals were elected to the Board of Directors for a three year term with the indicated votes:

                                     For          Against      Abstain
                                  ----------     ---------     --------
Thomas P. Barbera                 35,577,224     8,143,840         None
Raymond H. Cypess, D.V.M., Ph.D.  43,301,333       419,731         None
Robert E. Foss                    43,293,181       427,883         None
Edward J. Muhl                    43,316,088       404,976         None

Board members whose term of office continued after the meeting are as follows:

Howard M. Arnold
Francis C. Bruno, M.D.
John W. Dillon
Mark D. Groban, M.D.
John P. Mamana, M.D.
Janet L. Norwood
John A. Paganelli
Ivan R. Sabel
James A. Wild

(2) The adoption of the 2001 Non-Qualified Stock Option Plan was ratified by a count of 23,638,885 affirmative votes, 19,864,054 negative votes and 218,125 abstentions.

(3) The adoption of the Performance Bonuses for Senior Executives was ratified by a count of 37,309,890 affirmative votes, 5,651,878 negative votes and 759,296 abstentions.

There were no broker non-votes with respect to the election of Directors, the adoption of the 2001 Non-Qualified Stock Option Plan or the Performance Bonuses for Senior Executives.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

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


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                  (Registrant)






Date: May 14, 2001  /s/    Robert E. Foss
                         ---------------------------------
                           Robert E. Foss Senior Executive Vice President and
                           Chief Financial Officer (duly authorized officer and
                           principal financial officer)