Form 10-Q
period 2001-06-30
MID ATLANTIC MEDICAL SERVICES INC
filed 2001-08-14
CIK 805037

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

    For the quarterly period ended June 30, 2001, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 47,012,722 shares of common stock, par value $.01, outstanding as of June 30, 2001.

 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                               June 30, 2001   December 31, 2000
                                                                                ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $      4,040     $      5,047
  Investment securities                                                              315,224          270,127
  Accounts receivable, net of allowance of $6,578 and $6,137                          99,473           89,954
  Prepaid expenses, advances and other                                                28,170           26,420
  Deferred income taxes                                                                  839              850
                                                                                 -----------      -----------
    Total current assets                                                             447,746          392,398

  Property and equipment, net of accumulated
   depreciation of $54,498 and $49,392                                                46,836           47,222
  Statutory deposits                                                                  14,645           14,597
  Other assets                                                                         9,789            9,793
  Deferred income taxes                                                                3,061            3,013
                                                                                 -----------      -----------
    Total assets                                                                $    522,077     $    467,023
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                         $      3,406     $      3,000
  Accounts payable                                                                    38,738           37,841
  Medical claims payable                                                             192,795          178,685
  Deferred premium revenue                                                            31,911           18,494
  Deferred income taxes                                                                5,882              839
                                                                                 -----------      -----------
    Total current liabilities                                                        272,732          238,859

  Deferred income taxes                                                                2,415            2,174
                                                                                 -----------      -----------
    Total liabilities                                                                275,147          241,033
                                                                                 -----------      -----------
Stockholders' equity
  Common stock, $.01 par, 100,000,000 shares authorized; 61,772,502 issued and
   47,012,722 outstanding at June 30, 2001; 61,772,502 issued
   and 48,602,322 outstanding at December 31, 2000                                       617              617
  Additional paid-in capital                                                         274,872          296,347
  Stock compensation trust (common stock held in trust) 8,639,402 shares outstanding at June 30, 2001;
    10,019,756 shares outstanding at December 31, 2000                              (154,904)        (198,516)
  Treasury stock, 14,759,780 shares at June 30, 2001; 13,170,180 shares
   at December 31, 2000                                                             (163,242)        (135,638)
  Accumulated other comprehensive income                                               3,351            1,812
  Retained earnings                                                                  286,236          261,368
                                                                                 -----------      -----------
    Total stockholders' equity                                                       246,930          225,990
                                                                                 -----------      -----------
    Total liabilities and stockholders' equity                                   $   522,077     $    467,023
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                  June 30,          June 30,
                                                                                    2001              2000
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    433,125      $    351,809
  Fee and other                                                                        5,247             5,308
  Life and short-term disability premium                                               2,007             1,983
  Home health services                                                                 6,200             6,026
  Investment                                                                           3,896             3,213
                                                                                 -----------       -----------
    Total revenue                                                                    450,475           368,339
                                                                                 -----------       -----------
Expense
  Medical                                                                            374,299           308,147
  Life and short-term disability claims                                                  652               957
  Home health patient services                                                         5,473             5,006
  Administrative (including interest expense of $170 and $126)                        52,232            43,059
                                                                                 -----------       -----------
    Total expense                                                                    432,656           357,169
                                                                                 -----------       -----------
Income before income taxes                                                            17,819            11,170

Income tax expense                                                                    (5,833)           (3,857)
                                                                                 -----------       -----------

Net income                                                                      $     11,986      $      7,313
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .31      $        .19
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .30      $        .19
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                  June 30,          June 30,
                                                                                    2001              2000
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    839,872      $    696,171
  Fee and other                                                                       10,866            10,526
  Life and short-term disability premium                                               3,979             3,950
  Home health services                                                                12,971            11,665
  Investment                                                                           7,448             6,140
                                                                                 -----------       -----------
    Total revenue                                                                    875,136           728,452
                                                                                 -----------       -----------
Expense
  Medical                                                                            722,110           606,832
  Life and short-term disability claims                                                1,678             1,780
  Home health patient services                                                        10,850             9,993
  Administrative (including interest expense of $317 and $263)                       103,360            85,614
                                                                                 -----------       -----------
    Total expense                                                                    837,998           704,219
                                                                                 -----------       -----------
Income before income taxes                                                            37,138            24,233

Income tax expense                                                                   (12,270)           (8,318)
                                                                                 -----------       -----------

Net income                                                                      $     24,868      $     15,915
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .65      $        .42
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .62      $        .41
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                   Six Months
                                                                                                     Ended
                                                                                                 June 30, 2001
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     24,868
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      5,576
    Provision for bad debts                                                              441
    Provision for deferred income taxes                                                4,418
    Gain on sale and disposal of fixed assets                                             (3)
    Stock option tax benefit                                                           2,395
    Increase in accounts receivable                                                   (9,960)
    Increase in prepaid expenses, advances, and other                                 (1,750)
    Increase in accounts payable                                                         897
    Increase in medical claims payable                                                14,110
    Increase in deferred premium revenue                                              13,417
                                                                                 -----------
        Total adjustments                                                                               29,541
                                                                                                   -----------
        Net cash provided by operating activities                                                       54,409

Cash flows used in investing activities:
  Purchases of investment securities                                                (249,801)
  Sales of investment securities                                                     207,072
  Purchases of property and equipment                                                 (4,782)
  Purchases of statutory deposits                                                     (2,195)
  Maturities of statutory deposits                                                     2,150
  Purchases of other assets                                                             (505)
  Proceeds from sale of assets                                                           101
                                                                                 -----------
        Net cash used in investing activities                                                          (47,960)

Cash flows used in financing activities:
  Increase in short-term borrowings                                                      406
  Exercise of stock options                                                           19,742
  Purchase of treasury stock                                                         (27,604)
                                                                                 -----------
        Net cash used in financing activities                                                           (7,456)
                                                                                                   -----------
Net decrease in cash and cash equivalents                                                               (1,007)

Cash and cash equivalents at beginning of period                                                         5,047
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      4,040
                                                                                                   ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                   Six Months
                                                                                                     Ended
                                                                                                 June 30, 2000
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     15,915
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      5,180
    Provision for bad debts                                                              (79)
    Provision for deferred income taxes                                                  118
    Loss on sale and disposal of fixed assets                                            403
    Stock option tax benefit                                                             244
    Decrease in accounts receivable                                                    1,650
    Increase in prepaid expenses, advances, and other                                 (2,032)
    Increase in accounts payable                                                       4,047
    Increase in medical claims payable                                                12,659
    Increase in deferred premium revenue                                               4,973
                                                                                 -----------
        Total adjustments                                                                               27,163
                                                                                                   -----------
        Net cash provided by operating activities                                                       43,078

Cash flows used in investing activities:
  Purchases of investment securities                                                (207,777)
  Sales of investment securities                                                     189,633
  Purchases of property and equipment                                                 (6,407)
  Purchases of statutory deposits                                                       (332)
  Maturities of statutory deposits                                                       334
  Purchases of other assets                                                             (491)
  Proceeds from sale of assets                                                           137
                                                                                 -----------
        Net cash used in investing activities                                                          (24,903)

Cash flows used in financing activities:
  Principal payments on notes payable                                                    (14)
  Decrease in short-term borrowings                                                     (460)
  Exercise of stock options                                                            1,194
  Purchase of treasury stock                                                         (20,631)
                                                                                 -----------
        Net cash used in financing activities                                                          (19,911)
                                                                                                   -----------
Net decrease in cash and cash equivalents                                                               (1,736)

Cash and cash equivalents at beginning of period                                                         3,725
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      1,989
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

Other MAMSI subsidiaries include Alliance PPO, LLC, which provides a delivery network of physicians to employers and insurance companies in association with various health plans, and provides behavioral health and substance abuse care coordination services to third party payors or self- insured employer groups. Alliance Recovery Services, LLC, which offers coordination of benefits services to insurance companies, self-funded groups and third party administrators. MAMSI Life and Health Insurance Company develops and markets indemnity health products, insured PPO health products and group life, accidental death and short-term disability insurance. HomeCall, Inc., FirstCall, Inc., and HomeCall Pharmaceutical Services, Inc. provide in-home medical care including skilled nursing, infusion and therapy to MAMSI's HMO members and other payors. HomeCall Hospice Services, Inc. provides services to terminally ill patients and their families.

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of June 30, 2001, the consolidated statements of income for the three and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 2000 audited consolidated financial statements included in its annual report and Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). The results of income for the three and six month periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

In July 2001, the Financial Accounting Standards Board issued Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") that changes, among other things, how companies account for and amortize goodwill. The provisions of SFAS No. 142 are effective January 1, 2002. The Company believes that the implementation of SFAS No. 142 will not have a material effect on the Company's financial statements.

The Company has entered into certain long-term vendor contracts, some of which include incentives or cost guarantees designed to provide savings to the Company over several years. The Company typically accounts for the benefit derived from these incentives or guarantees ratably over the contract period as a reduction to medical expense. Because of the complexity of the Company's product offerings as well as obligations imposed under the contracts, and the timing of settlement of various contractual periods, disputes may arise as to the degree of satisfaction of the various contractual obligations which could result in material adjustments to the Company's financial statements. In the case of one of these contracts, a dispute with the Company's pharmacy benefits manager,
Merck-Medco Managed Care, LLC, has arisen which involves approximately $44 million, and if not resolved in the Company's favor, could be material to the Company's financial statements. The Company believes that it has complied with its contractual obligations, that its financial statements are fairly stated with regard to the aforementioned contracts and that the dispute will be resolved in the Company's favor.

Certain balances in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):


                                                  Three Months Ended           Six Months Ended
                                                June 30,      June 30,      June 30,      June 30,
                                                  2001          2000          2001          2000
                                               ----------    ----------    ----------    ----------
Numerator:
 Net income                                    $   11,986    $    7,313    $   24,868    $   15,915
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    38,511,079    37,706,287    38,385,990    38,345,477
 Dilutive securities - employee stock options   1,472,524       736,401     1,701,429       445,014
 Denominator for diluted earnings per share
  - adjusted weighted average shares           39,983,603    38,442,688    40,087,419    38,790,491


Options to purchase approximately 60,000 shares of common stock at various prices were outstanding at June 30, 2001, but were not included in the computation of diluted earnings per share because the option proceeds would
exceed  the  average   market  price  and,   therefore,   the  effect  would  be
antidilutive.

During the first six months of 2001 and 2000, total comprehensive income amounted to $26,407,000 and $15,994,000, respectively.

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

                                                Three Months Ending               Six Months Ending
                                             June 30,         June 30,         June 30,         June 30,
                                               2001             2000             2001             2000
In 000's                                   ------------     ------------     ------------     ------------
Revenues:
 Commercial risk                           $    433,125     $    349,372     $    839,872     $    686,235
 Preferred provider organizations                 5,247            5,308           10,866           10,526
 All other                                        8,207           10,446           16,950           25,551
                                            -----------      -----------      -----------      -----------
                                           $    446,579     $    365,126     $    867,688     $    722,312
                                            ===========      ===========      ===========      ===========

Income before taxes:
 Commercial risk                           $     10,972     $      5,262     $     23,740     $     13,016
 Preferred provider organizations                 2,624            2,654            5,434            5,263
 All other                                          483              202              814              121
                                            -----------      -----------      -----------      -----------
                                           $     14,079     $      8,118     $     29,988     $     18,400
                                            ===========      ===========      ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                Three Months Ending               Six Months Ending
                                             June 30,         June 30,         June 30,         June 30,
                                               2001             2000             2001             2000
In 000's                                   ------------     ------------     ------------     ------------
Total profit from reportable segments      $     13,596     $      7,916     $     29,174     $     18,279
Other profit                                        483              202              814              121
Unallocated amounts:
 Investment income                                3,740            3,052            7,150            5,833
                                            -----------      -----------      -----------      -----------
Income before taxes                        $     17,819     $     11,170     $     37,138     $     24,233
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

4. The inability to predict and control medical expenses due to:
      -  Increased utilization by the Company's membership.
      -  Increased practitioner and pharmaceutical costs.
      - Federal or state mandates that increase benefits or limit the Company's oversight ability.
      - Disputes under risk-transfer or risk-sharing arrangements.

5. The  possibility  that the  Company is not able to  negotiate  new or renewal
contracts  with  appropriate   physicians,   other  health  care  practitioners,
hospitals and facilities.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000

Consolidated net income of the Company was $11,986,000 and $7,313,000 for the second quarters of 2001 and 2000, respectively. Diluted earnings per share were $.30 and $.19 in the second quarters of 2001 and 2000, respectively. This increase in earnings is attributable to an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue
("medical care ratio"), offset somewhat by an increase in administrative expense. The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Health premium revenue for the three months ended June 30, 2001 increased approximately $81.3 million or 23.1 percent over the three months ended June 30, 2000. A 9.1 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $32.1 million in health premium revenue, while a 12.8 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $49.2 million increase in health premium revenue. The increase in HMO and indemnity enrollment is principally due to increases in the Company's commercial membership. Management believes that commercial health premiums should continue to increase during 2001 as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Overall, commercial premium rate increases are expected to continue in 2001 in the range of 10.5% to 11.5%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicaid program. Effective May 1, 2000, the Company transferred its membership in the Virginia Medicaid Program to a non-affiliated carrier. Therefore, as of May 1, 2000, the Company ended its participation in any government entitlement health insurance programs.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, and increased competition in the Company's service area.

The Company's home health operations contributed approximately $6.2 million in revenue in the second quarter of 2001 as compared with $6.0 million in the second quarter of 2000. Revenue from life and short-term disability products contributed $2.0 million in revenue in the second quarters of 2001 and 2000.

The medical care ratio decreased from 87.6% for the second quarter of 2000 to 86.4% for the second quarter of 2001. On a per member per month basis, medical expenses increased 11.3 percent. The decrease in the medical care ratio is due to increased premiums per member combined with continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, and the Company's withdrawal from certain state Medicaid programs. The ongoing initiatives should help to control the Company's medical care ratio. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member, are forward-looking statements. See "Forward- Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") decreased to 11.6 percent for the second quarter of 2001 as compared to
11.7 percent for the same period in 2000. Management currently believes that the administrative expense ratio will be in the range of 11.8% to 12.2% throughout the rest of 2001. Management's expectation concerning the administrative expense ratio is a forward- looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income increased from $3.2 million in the second quarter of 2000 to $3.9 million in the second quarter of 2001 primarily due to an increase in investment securities balances.

The net margin rate  increased from 2.0 percent in the second quarter of 2000 to
2.7 percent in the current quarter. This increase is consistent with the factors previously described.

THE SIX MONTHS  ENDED JUNE 30, 2001  COMPARED  TO THE SIX MONTHS  ENDED JUNE 30,
2000

The Company's consolidated net income for the six months ended June 30, 2001 increased to $24,868,000 from $15,915,000 for the six months ended June 30, 2000. Diluted earnings per share on net income increased from $.41 in the first six months of 2000 to $.62 for the same period in 2001. The increase in earnings is primarily attributable to increased premiums per member and reduction in the medical care ratio offset somewhat by an increase in administrative expense.

Health premium revenue for the six months ended June 30, 2001 increased approximately $143.7 million or 20.6 percent over the six months ended June 30, 2000. A 11.5 percent increase in average premiums per HMO and indemnity enrollee increased health premium revenue by approximately $86.9 million and a 8.2 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $56.8 million in health premium revenue.

The Company's home health operations contributed approximately $13.0 million in revenue in the first six months of 2001 as compared with $11.7 million in the first six months of 2000. Revenue from life and short-term disability products contributed $4.0 million in revenue for the first six months of 2001 and 2000.

The medical care ratio decreased to 86.0 percent for the six months ended June 30, 2001 as compared to 87.2 percent for the comparable period in 2000. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The  administrative  expense ratio for the first six months of 2001 and 2000 was
11.8 percent. The reasons for this stability are consistent with the items discussed in the quarterly analysis.

The net margin rate increased from 2.2 percent for the first six months of 2000 to 2.8 percent for the comparable period of 2001. This increase is consistent with the factors previously described.

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

The Company's cash and investment securities increased $44.1 million from $275.2 million at December 31, 2000 to $319.3 million at June 30, 2001, primarily due to the timing of medical expense payments, which traditionally lag behind the receipt of increased premiums per member and net income offset by the effect of treasury stock purchases. Accounts receivable increased from $90.0 million at December 31, 2000 to $99.5 million at June 30, 2001, principally due to the timing of customer payments and increases in membership. Prepaid expenses, advances and other increased from $26.4 million at December 31, 2000 to $28.2 million at June 30, 2001 due to an increase in income tax amounts paid in advance, the prepayment of insurance policies which cover the Company's assets and business operations, and the increase in working capital advances paid to Maryland hospitals.

Medical claims payable increased from $178.7 million at December 31, 2000 to $192.8 million at June 30, 2001, primarily due to increased membership and an increase in medical expenses per member. Deferred premium revenue increased from $18.5 million at December 31, 2000 to $31.9 million at June 30, 2001 due to a change in the contract period with the FEHBP and an increase in cash payments received in advance of the premium coverage period.

Additional paid-in capital decreased from $296.3 million at December 31, 2000 to $274.9 million at June 30, 2001, principally due to a decrease in the market value of the shares of the Company's stock held in the SCT.

The value of the stock compensation trust decreased from $198.5 million at December 31, 2000 to $154.9 million at June 30, 2001 due to the exercise of employee stock options and a decrease in the market value of the Company's stock.

Treasury stock increased from $135.6 million at December 31, 2000 to $163.2 million at June 30, 2001 due to the purchase of 1,589,600 additional shares by the Company at a total cost of $27,604,000.

The Company currently has access to total revolving credit facilities of $29.0 million, which are used to provide short-term capital resources for routine cash flow fluctuations. At June 30, 2001, approximately $3.4 million was drawn against these facilities. At June 30, 2001, the Company maintained a $12 million letter of credit for the benefit of the North Carolina Insurance Department in support of operations of MAMSI Life and Health Insurance Company which expired on July 16, 2001. The letter of credit was not renewed, as it is no longer required. In addition, the Company maintains a $100,000 letter of credit for its home health subsidiary. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                            June 30,      December 31,
                                                             2001             2000
                                                         ------------     ------------
Cash and cash equivalents                                $      4,040     $      5,047
Investment securities                                         315,224          270,127
Working capital advances to Maryland hospitals                 17,348           17,008
                                                          -----------      -----------
Total available liquid assets                                 336,612          292,182
Credit line availability                                       13,494           13,900
                                                          -----------      -----------
Total short-term capital resources                       $    350,106     $    306,082
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

The Company's major business operations are principally conducted through its HMOs and insurance company. HMOs and insurance companies are subject to state regulations that, among other things, may require those companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. As of June 30, 2001, those subsidiaries of the Company were in compliance with all minimum capital requirements.

At its May 2000 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The authorized program included any unspent funds carried forward from the October 1999 repurchase program. During the six months ended September 30, 2000, the Company repurchased an additional 1,331,500 shares of its common stock for a total cost of approximately $14.6 million. At its October 2000 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The authorized program included any unspent funds carried forward from the May 2000 repurchase program. During the three months ended December 31, 2000, the Company repurchased an additional 399,400 shares of its common stock for a total cost of approximately $7.2 million. At its February 2001 Board meeting, the Board of Directors authorized a $20 million stock repurchase program to begin immediately. The authorized program included any unspent funds carried forward from the October 2000 repurchase program. During the three months ended March 31, 2001, the Company repurchased an additional 955,300 shares of its common stock for a total cost of approximately $17.0 million. At its May 2001 Board meeting, the Board of Directors authorized a $25 million stock repurchase program to begin immediately. The authorized program included unspent funds carried forward from the February 2001 repurchase program. During the three months ended June 30, 2001, the Company repurchased 634,300 shares of its common stock for a total cost of approximately $10.6 million. At June 30, 2001 approximately $16.2 million of unspent authorization was available for future purchases.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company has no significant market risk with regard to liabilities. There are no material changes in market risk exposure at June 30, 2001 when compared with December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits  - None

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                  (Registrant)






Date: August 14, 2001  /s/    Robert E. Foss
                         -------------------------------------
                              Robert E. Foss Senior Executive Vice President and
                              Chief Financial Officer (duly authorized officer
                              and principal financial officer)