Form 10-Q
period 2001-09-30
MID ATLANTIC MEDICAL SERVICES INC
filed 2001-11-14
CIK 805037

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

    For the quarterly period ended September 30, 2001, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 48,481,322 shares of common stock, par value $.01, outstanding as of September 30, 2001.

 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                           September 30, 2001   December 31, 2000
                                                                                ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $      3,492     $      5,047
  Investment securities                                                              350,580          270,127
  Accounts receivable, net of allowance of $6,470 and $6,137                         104,285           89,954
  Prepaid expenses, advances and other                                                26,334           26,420
  Deferred income taxes                                                                  269              850
                                                                                 -----------      -----------
    Total current assets                                                             484,960          392,398

  Property and equipment, net of accumulated
   depreciation of $56,637 and $49,392                                                47,500           47,222
  Statutory deposits                                                                  17,634           14,597
  Other assets                                                                         9,587            9,793
  Deferred income taxes                                                                3,235            3,013
                                                                                 -----------      -----------
    Total assets                                                                $    562,916     $    467,023
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                         $      3,178     $      3,000
  Accounts payable                                                                    43,629           37,841
  Medical claims payable                                                             204,185          178,685
  Deferred premium revenue                                                            29,757           18,494
  Deferred income taxes                                                                7,588              839
                                                                                 -----------      -----------
    Total current liabilities                                                        288,337          238,859

  Deferred income taxes                                                                1,401            2,174
                                                                                 -----------      -----------
    Total liabilities                                                                289,738          241,033
                                                                                 -----------      -----------
Stockholders' equity
  Common stock, $.01 par, 100,000,000 shares authorized; 63,772,502 issued and
   48,481,322 outstanding at September 30, 2001; 61,772,502 issued
   and 48,602,322 outstanding at December 31, 2000                                       637              617
  Additional paid-in capital                                                         335,481          296,347
  Stock compensation trust (common stock held in trust) 9,278,980 shares outstanding at September 30, 2001;
    10,019,756 shares outstanding at December 31, 2000                              (194,859)        (198,516)
  Treasury stock, 15,291,180 shares at September 30, 2001; 13,170,180 shares
   at December 31, 2000                                                             (174,221)        (135,638)
  Accumulated other comprehensive income                                               4,868            1,812
  Retained earnings                                                                  301,272          261,368
                                                                                 -----------      -----------
    Total stockholders' equity                                                       273,178          225,990
                                                                                 -----------      -----------
    Total liabilities and stockholders' equity                                   $   562,916     $    467,023
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                               September 30,     September 30,
                                                                                    2001              2000
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    443,092      $    353,090
  Fee and other                                                                        5,055             5,409
  Life and short-term disability premium                                               1,999             2,040
  Home health services                                                                 5,622             7,455
  Investment                                                                           3,899             3,434
                                                                                 -----------       -----------
    Total revenue                                                                    459,667           371,428
                                                                                 -----------       -----------
Expense
  Medical                                                                            377,582           306,221
  Life and short-term disability claims                                                  846               552
  Home health patient services                                                         5,923             5,828
  Administrative (including interest expense of $312 and $175)                        52,698            44,178
                                                                                 -----------       -----------
    Total expense                                                                    437,049           356,779
                                                                                 -----------       -----------
Income before income taxes                                                            22,618            14,649

Income tax expense                                                                    (7,582)           (3,675)
                                                                                 -----------       -----------

Net income                                                                      $     15,036      $     10,974
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .38      $        .29
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .36      $        .28
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                               September 30,     September 30,
                                                                                    2001              2000
                                                                                ------------      ------------
Revenue
  Health premium                                                                $  1,282,964      $  1,049,261
  Fee and other                                                                       15,921            15,935
  Life and short-term disability premium                                               5,978             5,990
  Home health services                                                                18,593            19,120
  Investment                                                                          11,347             9,574
                                                                                 -----------       -----------
    Total revenue                                                                  1,334,803         1,099,880
                                                                                 -----------       -----------
Expense
  Medical                                                                          1,099,692           913,053
  Life and short-term disability claims                                                2,524             2,332
  Home health patient services                                                        16,773            15,821
  Administrative (including interest expense of $629 and $438)                       156,058           129,792
                                                                                 -----------       -----------
    Total expense                                                                  1,275,047         1,060,998
                                                                                 -----------       -----------
Income before income taxes                                                            59,756            38,882

Income tax expense                                                                   (19,852)          (11,993)
                                                                                 -----------       -----------

Net income                                                                      $     39,904      $     26,889
                                                                                 ===========       ===========

Basic earnings per common share                                                 $       1.03      $        .71
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .98      $        .69
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                  Nine Months
                                                                                                     Ended
                                                                                              September 30, 2001
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     39,904
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      8,007
    Provision for bad debts                                                              333
    Provision for deferred income taxes                                                4,689
    Gain on sale and disposal of fixed assets                                            (1)
    Stock option tax benefit                                                           6,384
    Increase in accounts receivable                                                  (14,664)
    Decrease in prepaid expenses, advances and other                                      86
    Increase in accounts payable                                                       5,787
    Increase in medical claims payable                                                25,500
    Increase in deferred premium revenue                                              11,263
                                                                                 -----------
        Total adjustments                                                                               47,384
                                                                                                   -----------
        Net cash provided by operating activities                                                       87,288

Cash flows used in investing activities:
  Purchases of investment securities                                                (385,904)
  Sales of investment securities                                                     310,153
  Purchases of property and equipment                                                 (7,608)
  Purchases of statutory deposits                                                     (5,245)
  Maturities of statutory deposits                                                     2,149
  Purchases of other assets                                                             (534)
  Proceeds from sale of assets                                                           123
                                                                                 -----------
        Net cash used in investing activities                                                          (86,866)

Cash flows used in financing activities:
  Increase in short-term borrowings                                                      178
  Exercise of stock options                                                           36,428
  Purchase of treasury stock                                                         (38,583)
                                                                                 -----------
        Net cash used in financing activities                                                           (1,977)
                                                                                                   -----------
Net decrease in cash and cash equivalents                                                               (1,555)

Cash and cash equivalents at beginning of period                                                         5,047
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      3,492
                                                                                                   ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                  Nine Months
                                                                                                     Ended
                                                                                              September 30, 2000
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     26,889
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      7,546
    Provision for bad debts                                                              342
    Provision for deferred income taxes                                               (3,068)
    Loss on sale and disposal of fixed assets                                            361
    Stock option tax benefit                                                           1,017
    Increase in accounts receivable                                                   (1,022)
    Increase in prepaid expenses, advances and other                                  (1,163)
    Increase in accounts payable                                                       7,464
    Increase in medical claims payable                                                18,193
    Increase in deferred premium revenue                                               3,465
                                                                                 -----------
        Total adjustments                                                                               33,135
                                                                                                   -----------
        Net cash provided by operating activities                                                       60,024

Cash flows used in investing activities:
  Purchases of investment securities                                                (312,655)
  Sales of investment securities                                                     279,961
  Purchases of property and equipment                                                (10,282)
  Purchases of statutory deposits                                                       (583)
  Maturities of statutory deposits                                                       581
  Purchases of other assets                                                             (557)
  Proceeds from sale of assets                                                           249
                                                                                 -----------
        Net cash used in investing activities                                                          (43,286)

Cash flows used in financing activities:
  Principal payments on notes payable                                                    (14)
  Decrease in short-term borrowings                                                     (375)
  Exercise of stock options                                                            5,933
  Purchase of treasury stock                                                         (24,292)
                                                                                 -----------
        Net cash used in financing activities                                                          (18,748)
                                                                                                   -----------
Net decrease in cash and cash equivalents                                                               (2,010)

Cash and cash equivalents at beginning of period                                                         3,725
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      1,715
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

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of September 30, 2001, the consolidated statements of income for the three and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 2000 audited consolidated financial statements included in its annual report and Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). The results of income for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

The Company has entered into certain long-term vendor contracts, some of which include incentives or cost guarantees designed to provide savings to the Company over several years. The Company typically accounts for the benefit derived from these incentives or guarantees ratably over the contract period as a reduction to medical expense. Because of the complexity of the Company's product offerings as well as obligations imposed under the contracts, and the timing of settlement of various contractual periods, disputes may arise as to the degree of satisfaction of the various contractual obligations which could result in material adjustments to the Company's financial statements. In the case of one of these contracts, a dispute with the Company's pharmacy benefits manager,
Merck-Medco Managed Care, LLC ("Merck"), has arisen which involves the approximately $41 million receivable MAMSI has recorded related to the settlement of a cost guarantee for the year 2000, and if not resolved in the Company's favor, could be material to the Company's financial statements. The Company is recording the benefit related to the 2000 guarantee over the three year term of the contract which commenced in January 2000. From inception through September 30, 2001, the Company has recognized approximately $25 million of the guarantee as a reduction of medical expense. On August 30, 2001, the Company filed a Demand for Arbitration against Merck asserting that Merck has reneged on its obligations under the agreement. The Company believes that it has complied with its contractual obligations, that its financial statements are fairly stated with regard to the aforementioned contracts and that the dispute will be resolved in the Company's favor.

Certain balances in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Three Months Ended          Nine Months Ended
                                             September 30, September 30, September 30, September 30,
                                                  2001          2000          2001          2000
Numerator:
 Net income                                    $   15,036    $   10,974    $   39,904    $   26,889
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    39,132,229    37,388,100    38,634,736    38,026,351
 Dilutive securities - employee stock options   2,360,157     1,605,551     1,921,005       831,860
 Denominator for diluted earnings per share
  - adjusted weighted average shares           41,492,386    38,993,651    40,555,741    38,858,211


Options to purchase approximately 29,200 shares of common stock at various prices were outstanding at September 30, 2001, but were not included in the computation  of diluted  earnings per share  because the option  proceeds  would
exceed  the  average   market  price  and,   therefore,   the  effect  would  be
antidilutive.

During the first nine months of 2001 and 2000, total comprehensive income amounted to $42,960,000 and $27,458,000, respectively.

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

                                                Three Months Ended               Nine Months Ended
                                           September 30,    September 30,    September 30,   September 30,
                                               2001             2000             2001             2000
In 000's                                   ------------     ------------     ------------     ------------
Revenues:
 Commercial risk                           $    443,092     $    353,090     $  1,282,964     $  1,039,325
 Preferred provider organizations                 5,055            5,409           15,921           15,935
 All other                                        7,621            9,495           24,571           35,046
                                            -----------      -----------      -----------      -----------
                                           $    455,768     $    367,994     $  1,323,456     $  1,090,306
                                            ===========      ===========      ===========      ===========

Income before taxes:
 Commercial risk                           $     16,974     $      7,738     $     40,714     $     20,754
 Preferred provider organizations                 2,527            2,704            7,961            7,967
 All other                                         (626)             945              188            1,066
                                            -----------      -----------      -----------      -----------
                                           $     18,875     $     11,387     $     48,863     $     29,787
                                            ===========      ===========      ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                Three Months Ended               Nine Months Ended
                                           September 30,    September 30,    September 30,   September 30,
                                               2001             2000             2001             2000
In 000's                                   ------------     ------------     ------------     ------------
Total profit from reportable segments      $     19,501     $     10,442     $     48,675     $     28,721
Other profit (loss)                                (626)             945              188            1,066
Unallocated amounts:
 Investment income                                3,743            3,262           10,893            9,095
                                            -----------      -----------      -----------      -----------
Income before taxes                        $     22,618     $     14,649     $     59,756     $     38,882
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

2. The effect on the Company due to a weaker economy.

3. The effect on the Company due to the recent acts of terrorism and any future attacks.

4. The possibility that the Company is not able to increase its market share at the anticipated premium rates.

5. The possibility of increased litigation, legislation or regulation (such as the numerous class action lawsuits that have been filed against managed care companies and the pending initiatives to increase health care regulation) that might increase regulatory oversight which, in turn, would have the potential for increased costs.

6.  The inability to predict and control medical expenses due to:
    - Increased utilization by the Company's membership.
    - Increased practitioner and pharmaceutical costs.
    - Federal or state mandates that increase benefits or limit the Company's oversight ability.
     - Existing disputes under risk-transfer or risk-sharing arrangements, the Company's ability to maintain and renew these arrangements, and any future disputes under such arrangements.

7. The  possibility  that the  Company is not able to  negotiate  new or renewal
contracts  with  appropriate   physicians,   other  health  care  practitioners,
hospitals and facilities.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Consolidated net income of the Company was $15,036,000 and $10,974,000 for the third quarters of 2001 and 2000, respectively. Diluted earnings per share were $.36 and $.28 in the third quarters of 2001 and 2000, respectively. This increase in earnings is attributable to an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue ("medical care ratio"), and a reduction in administrative expenses as a percentage to total revenue ("administrative expense ratio"). The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Health premium revenue for the three months ended September 30, 2001 increased approximately $90.0 million or 25.5 percent over the three months ended September 30, 2000. A 11.9 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $42.1 million in health premium revenue, while a 12.1 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $47.9 million increase in health premium revenue. The increase in HMO and indemnity enrollment is principally due to increases in the Company's commercial membership. Management believes that commercial health premiums should continue to increase during the remainder of 2001 as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases necessitated because of the rising cost of health care. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing cannot be initiated until a contract reaches its renewal date. Therefore, price increases cannot be made across the Company's membership at the same time. Overall, commercial premium rate increases are expected to continue for the remainder of 2001 in the range of 11.5% to 12.0%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicaid program. Effective May 1, 2000, the Company transferred its membership in the Virginia Medicaid Program to a non- affiliated carrier. Therefore, as of May 1, 2000, the Company ended its participation in any government entitlement health insurance programs.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, and increased competition in the Company's service area.

The Company's home health operations contributed approximately $5.6 million in revenue in the third quarter of 2001 as compared with $7.5 million in the third quarter of 2000. The reduction in revenue is mainly attributable to a write-off of old Medicare receivables.

Revenue from life and short-term disability products contributed $2.0 million in revenue in the third quarters of 2001 and 2000.

The medical care ratio decreased from 86.7% for the third quarter of 2000 to 85.2% for the third quarter of 2001. On a per member per month basis, medical expenses increased 10.2 percent. The decrease in the medical care ratio is due to increased premiums per member combined with continuing efforts by the Company to implement product specific cost containment controls, and continued activity in specialized subrogation areas and claims review for dual health coverage. The ongoing initiatives should help to control the Company's medical care ratio. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and future increases in health premiums per member, are forward-looking statements. See "Forward- Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

The administrative expense ratio decreased to 11.5 percent for the third quarter of 2001 as compared to 11.9 percent for the same period in 2000. Management currently believes that the administrative expense ratio will remain approximately the same throughout the rest of 2001. Management's expectation concerning the administrative expense ratio is a forward- looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income increased from $3.4 million in the third quarter of 2000 to $3.9 million in the third quarter of 2001 primarily due to an increase in investment securities balances.

The net margin rate  increased  from 3.0 percent in the third quarter of 2000 to
3.3 percent in the current quarter. This increase is consistent with the factors previously described.

THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company's consolidated net income for the nine months ended September 30, 2001 increased to $39,904,000 from $26,889,000 for the nine months ended September 30, 2000. Diluted earnings per share on net income increased from $.69 in the first nine months of 2000 to $.98 for the same period in 2001. The increase in earnings is primarily attributable to increased premiums per member, a reduction in the medical care ratio and a reduction in the administrative expense ratio.

Health premium revenue for the nine months ended September 30, 2001 increased approximately $233.7 million or 22.3 percent over the nine months ended September 30, 2000. A 11.8 percent increase in average premiums per HMO and indemnity enrollee increased health premium revenue by approximately $134.9 million and a 9.4 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $98.8 million in health premium revenue.

The Company's home health operations contributed approximately $18.6 million in revenue in the first nine months of 2001 as compared with $19.1 million in the first nine months of 2000. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

Revenue from life and short-term disability products contributed $6.0 million in revenue for the first nine months of 2001 and 2000.

The medical care ratio decreased to 85.7 percent for the nine months ended September 30, 2001 as compared to 87.0 percent for the comparable period in 2000. In addition to the Company's withdrawal from certain state Medicaid programs, the reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The administrative expense ratio decreased to 11.7 percent for the first nine months of 2001 as compared to 11.8 percent for the first nine months of 2000. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The net margin rate increased from 2.4 percent for the first nine months of 2000 to 3.0 percent for the comparable period of 2001. This increase is consistent with the factors previously described.

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

The Company's cash and investment securities increased $78.9 million from $275.2 million at December 31, 2000 to $354.1 million at September 30, 2001, primarily due to the timing of medical expense payments, which traditionally lag behind the receipt of increased premiums per member, cash received from the exercise of stock options and net income offset by the effect of treasury stock purchases. Accounts receivable increased from $90.0 million at December 31, 2000 to $104.3 million at September 30, 2001, principally due to the timing of customer payments and increases in membership. Prepaid expenses, advances and other decreased from $26.4 million at December 31, 2000 to $26.3 million at September 30, 2001 due to a decrease in income tax amounts paid in advance, offset by the prepayment of insurance policies which cover the Company's assets and business operations, and the increase in working capital advances paid to Maryland hospitals.

Medical claims payable increased from $178.7 million at December 31, 2000 to $204.2 million at September 30, 2001, primarily due to increased membership and an increase in medical expenses per member. Deferred premium revenue increased from $18.5 million at December 31, 2000 to $29.8 million at September 30, 2001 due to a change in the contract period with the FEHBP and an increase in cash payments received in advance of the premium coverage period.

Additional paid-in capital increased from $296.3 million at December 31, 2000 to $335.5 million at September 30, 2001, principally due to the purchase of an additional 2.0 million shares of the Company's common stock held in the SCT.

The value of the stock compensation trust decreased from $198.5 million at December 31, 2000 to $194.9 million at September 30, 2001 due to the exercise of employee stock options, offset by the purchase of 2.0 million additional shares of the Company's common stock held by the SCT.

Treasury stock increased from $135.6 million at December 31, 2000 to $174.2 million at September 30, 2001 due to the purchase of 2,121,000 additional shares by the Company at a total cost of $38,583,000.

The Company currently has access to total revolving credit facilities of $29.0 million, which are used to provide short-term capital resources for routine cash flow fluctuations. At September 30, 2001, approximately $3.2 million was drawn against these facilities. The Company also maintains a $100,000 letter of credit for its home health subsidiary. While no amounts have been drawn against this letter of credit, it reduces the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                         September 30,    December 31,
                                                             2001             2000
                                                         ------------     ------------
Cash and cash equivalents                                $      3,492     $      5,047
Investment securities                                         350,580          270,127
Working capital advances to Maryland hospitals                 17,935           17,008
                                                          -----------      -----------
Total available liquid assets                                 372,007          292,182
Credit line availability                                       25,722           13,900
                                                          -----------      -----------
Total short-term capital resources                       $    397,729     $    306,082
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

The Company's major business operations are principally conducted through its HMOs and insurance company. HMOs and insurance companies are subject to state regulations that, among other things, may require those companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. As of September 30, 2001, those subsidiaries of the Company were in compliance with all minimum capital requirements.

On September 14, 2001, the Board of Directors authorized a $25 million stock repurchase program to begin immediately. This authorization was in addition to $10.7 million of unspent funds carried forward from the May 2001 authorization. During the three months ended September 30, 2001, the Company repurchased 531,400 shares of its common stock for a total cost of $11.0 million. At September 30, 2001 approximately $30.2 million of unspent authorization was available for future purchases. During the first and second quarters of 2001 under previous Board of Director authorizations, the Company purchased a total of 1,589,600 shares of its common stock for a total cost of $27.6 million.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company has no significant market risk with regard to liabilities. There are no material changes in market risk exposure at September 30, 2001 when compared with December 31, 2000.

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

On August 30, 2001, the Company filed a Demand for Arbitration with the American Arbitration Association against Merck-Medco Managed Care, LLC ("Merck") and related entities seeking an order relating to the parties' Integrated Drug Program Master Agreement (the "Agreement"). The Company asserts that Merck has reneged on its obligations under the Agreement, the aggregate amount of such obligations totaling approximately $49 million for fiscal year ended 2000. On October 8, 2001, Merck-Medco and related entities filed an Answer and Counterclaim alleging breech of contract and requesting monetary relief. On October 19, 2001, the Company filed an Answer to the Counterclaim denying all allegations and revising its request for relief to $44.8 million. While the Company believes that the dispute will be resolved in its favor, if it is not, the effect could be material to the Company's financial statements.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  See exhibit index on page 16 of the Form 10-Q.
(b)  In a report on Form 8-K dated September 7, 2001, the Company reported under
     Item 5 "Other Events" a Demand for Arbitration filed against Merck-Medco Managed Care, LLC and related entities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                  (Registrant)






Date: November 14, 2001  /s/  Robert E. Foss
                         -------------------------------------
                              Robert E. Foss Senior Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

6(a) List of Exhibits.

                           EXHIBIT INDEX

                                                    Location of Exhibit
Exhibit                                               In Sequential
Number     Description of Document                   Numbering System
-------    -----------------------                  -------------------

10.39      Common Stock Purchase Agreement dated
           July 11, 2001. . . . . . . . . . . . . . . . . . . . . . .

10.40      Allonge to Replacement Promissory Note dated
           July 11, 2001. . . . . . . .. . . . . . . . . . . . . . .