Form 10-K
period 2001-12-31
MID ATLANTIC MEDICAL SERVICES INC
filed 2002-03-26
CIK 805037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended DECEMBER 31, 2001

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

Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of March 4, 2002: Approximately $1,037 million.

                      APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                 47,504,822 shares of common stock as of March 4, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant's annual meeting of shareholders to be held on April 23, 2002 is incorporated by reference into Part III of this Form 10-K.

                               FORM 10-K

                                 INDEX

ITEM NO.   DISCLOSURE REQUIRED                                    PAGE

                                 PART I

Item 1     Business ..............................................   4
Item 2     Properties ............................................  14
Item 3     Legal Proceedings .....................................  14
Item 4     Submission of Matters to a Vote of Security Holders ...  14

                                 PART II

Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters ................................   15
Item 6     Selected Financial Data ..............................   16
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................   17
Item 7A    Quantitative and Qualitative Disclosures About
             Market Risk ........................................   26
Item 8     Financial Statements and Supplementary Data ..........   27
Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ................   50

                                 PART III

Item 10    Directors and Executive Officers of the Registrant ...   51
Item 11    Executive Compensation ...............................   51
Item 12    Security Ownership of Certain Beneficial Owners
             and Management .....................................   51
Item 13    Certain Relationships and Related Transactions .......   51

                                 PART IV
Item 14    Exhibits, Financial Statement Schedules
             and Reports on Form 8-K ............................   52

                                     PART I

ITEM 1. BUSINESS

Mid Atlantic Medical Services, Inc. is a holding company for subsidiaries active in managed health care and other life and health insurance related activities. Mid Atlantic Medical Services, Inc. and its subsidiaries (the "Company" or "MAMSI") offer a broad range of managed health care coverage and related ancillary insurance and other products and deliver these services through health maintenance organizations ("HMOs"), a preferred provider organization ("PPO"), and a life and health insurance company. MAMSI owns a home health care company, a pharmaceutical services company and a hospice company. The Company also owns a collections company and maintains a partnership interest in an outpatient surgery center.

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

MANAGED HEALTH ORGANIZATIONS

MAMSI's primary business is providing health care coverage through its HMOs and its life and health insurance company. During 2001, MAMSI offered HMO coverage through three licensed HMO subsidiaries - M.D. IPA, Optimum Choice, Inc.(R) ("OCI"), and Optimum Choice of the Carolinas, Inc. ("OCCI") (hereinafter M.D. IPA, OCI and OCCI will be collectively referred to as the "HMOs" or "MAMSI HMOs"). MAMSI offers life, health, dental and short-term disability insurance through MAMSI Life and Health Insurance Company ("MLH").

M.D. IPA became a licensed HMO in Maryland in 1981, in Virginia in 1985, and in the District of Columbia in 1996. M.D. IPA's present service area (which includes all geographic areas in which the HMO received regulatory approval to cover health care services) includes the entire state of Maryland, the District of Columbia and most counties and cities in Virginia including the Northern Virginia, Richmond/Tidewater and Roanoke areas ("HMO Service Area"). M.D. IPA serves governmental entities such as the U.S. Office of Personnel Management under the Federal Employees Health Benefits Program, State of Maryland employees, and most recently D.C. Government employees.

OCI, a non-Federally qualified HMO, became a licensed HMO in Maryland in 1988, in Virginia in 1990, in Delaware in 1993, in West Virginia in 1994 and in the District of Columbia in 1996. OCI serves small as well as large employers. OCI's present commercial service area includes the entire states of Maryland, West Virginia and Delaware, the District of Columbia, and most counties and cities in Virginia.

OCCI, a non-Federally qualified HMO, became a licensed HMO in North Carolina in 1995 and South Carolina in 1996. OCCI services small and large employers. OCCI's present service area includes certain areas of North Carolina and South Carolina. OCCI has yet to market its products in South Carolina.

MLH, a life and health insurance company, is licensed in 31 states and the District of Columbia and actively markets in the states in which the Company has licensed HMOs, including Maryland, Virginia, West Virginia, Delaware,
Pennsylvania and North Carolina. MLH sells group health insurance, including indemnity, PPO, and point of service health products to large and small employers and individuals. MLH also sells dental insurance and group term life insurance as well as short-term disability insurance.

GENERAL

HMOs typically arrange for the provision of comprehensive medical services (including physician and hospital care) to enrollees for a fixed, prepaid premium. Enrollees generally receive care from participating Primary Care
Physicians ("PCPs") who, when required, refer enrollees to participating specialists and hospitals. HMOs require enrollees to utilize participating physicians and other participating health care practitioners.

The goal of an HMO is to encourage the efficient, effective, and appropriate use of health care services. This includes monitoring physician services, hospital admissions and lengths of stay and maximizing the appropriate use of non-hospital based medical services.

The Company's HMO network of physicians and health care practitioners is organized as an Individual Practice Association ("IPA"). Under the IPA model, the HMO contracts with a broadly dispersed group of physicians and health care practitioners to provide medical services to enrollees in the physicians' own offices and in hospitals; the physicians and health care practitioners are generally paid on a capitated or a discounted fee for service basis. Physicians and health care practitioners may contract directly with the HMO or through a designated organization that, in turn, contracts with the HMO.

MAMSI'S HMO PRODUCTS

MAMSI's HMOs offer a range of benefit plans for providing health care coverage to enrollees. Generally, enrollees arrange for coverage through their employer. However, in certain circumstances, group enrollees can convert their coverage to an individual contract upon separation from their employer. Employers may or may not renew their HMO agreements annually. Moreover, within each employer group, the HMO may experience fluctuations in enrollment by individual enrollees. MAMSI's HMOs also offer individual coverage to the commercial market in some of their service areas.

Under traditional HMO coverage, the enrollee selects a PCP from the HMO's network of physicians and health care practitioners. For benefits to be covered, an enrollee must generally coordinate care through the PCP. The enrollee pays a copayment for all PCP and specialist office visits and may also be required to pay a copayment for hospital admissions and emergency room services.

Except in emergencies, and certain other limited circumstances, enrollees must coordinate care through their PCP which generally utilizes those participating professional and institutional health care physicians and practitioners that have contracted with the IPA (see further discussion under "HMO Arrangements with Physician and Institutional Health Care Practitioners").

OCI and M.D. IPA, in conjunction with MLH, and OCCI also offer point-of-service coverage. This coverage allows enrollees the flexibility of seeking care from the PCP or from any physician of their choice (point-of-service option). Whenever care is provided under the point-of-service option and the enrollee visits a physician or health care practitioner outside of the HMO network, the plan generally covers the lesser of 80% of the requested charges or 100% of the maximum allowable charges for the service provided. The enrollee may be responsible for the remainder of the charge.

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

MLH currently underwrites the indemnity coverage of the HMOs point-of-service plans, except OCCI, in addition to offering stand-alone indemnity (including
PPO) health and dental insurance, aggregate and specific stop loss insurance for self-insured groups, and group life, accidental death and short-term disability policies. In addition, MLH provides an administrative services only ("ASO") product to the State of Maryland. ASO business consists of allowing access to MAMSI's network of physicians and health care practitioners and the processing and payment of claims. MAMSI has no insurance risk on this product.

The Company's total health plan membership (managed care full risk and hybrid, ASO and indemnity health insurance) in the HMOs and MLH increased to approximately 874,000 at December 31, 2001 from 772,000 at December 31, 2000, an increase of 13.2 percent.

The following table sets forth information relevant to MAMSI's HMO and indemnity health plans as of December 31, 2001:

Employer Groups Served              36,500
Population of Aggregate HMO
  Service Area                  21,000,000
HMO Service Area Penetration
  (All HMO's)                           23%
Primary Care Physicians              8,100
Specialist Physicians               24,400
Other Affiliated Health
  Care Practitioners                11,700
Hospitals and Outpatient
  Facilities                         2,600
Pharmacies                          21,300

A significant portion of the Company's premium revenue is derived from Federal, state and local government agencies. For the years ended December 31, 2001, 2000 and 1999, approximately 10%, 8% and 8%, respectively, of premium revenue was derived from Federal government agencies which is included the All Others and Risk segments (as described in Item 8 "Financial Statements and Supplementary Data", Note 14), and approximately 15%, 14% and 21%, respectively, was derived from Maryland and Virginia state and local government agencies located in the Company's service area which is included in the Risk segment (as described in Item 8 "Financial Statements and Supplementary Data", Note 14).

PREFERRED PROVIDER ORGANIZATION ("PPO")

MAMSI offers access to its preferred provider network through its subsidiary Alliance PPO, LLC, ("Alliance"). Effective January 1, 2001, MAMSI's former subsidiary Mid Atlantic Psychiatric Services, Inc. ("MAPSI") was merged into Alliance. MAPSI's behavioral health and substance abuse network continues to operate as a product offering under Alliance.

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

Alliance operates by being incorporated into an employer's current benefit program, and offers access to physician, hospital and facility services, utilization management and claims screening and re-pricing. The employer determines the level of the benefits, eligibility and any applicable co-payments or deductibles.

Alliance does not assume any insurance risk from medical utilization and is not the claims payor. The payor can be a self-funded employer, a third party administrator (TPA), a Union Health Benefits Trust Fund or a health insurance company. In return for access to the PPO's network, Alliance charges the payor either a per employee rate or a percentage of the savings of actual claims processed for the services accessed. Alliance provides access to substantially the same network of physicians and health care practitioners as MAMSI HMOs.

Alliance is marketed primarily to and through insurance companies, insurance brokers, consultants, third party administrators, self-insured employers and union health and welfare trusts. The advantages of this marketing approach are minimized marketing costs and maximized market coverage through established employer relationships. Alliance also works directly with employers and unions that are self-insured and use direct marketing efforts. Major competition comes from other PPOs and insurance carriers.

As of December 31, 2001, Alliance had contracts with approximately 18,700 groups that had access to the Company's entire network of physicians and health care practitioners, including MAPSI's behavioral health and substance abuse network of over 4,500 psychiatrists, psychologists, social workers and other affiliated licensed behavioral health physicians and practitioners.

Alliance offers optional access to its behavioral health network, MAPSI, which is comprised of physicians and health care practitioners specializing in behavioral health and substance abuse care. In addition, Alliance contracts with indemnity insurers that want to offer groups a managed care behavioral health product. Alliance believes that it has a competitive advantage with its unique behavioral health screening process that offers the employer the benefit of enhanced coordinated treatment for employees as well as increased cost savings.

Alliance products are most often marketed jointly however, the purchaser may purchase the MAPSI product only. A total of approximately 958,000 lives are covered under one or both of these PPO products as of December 31, 2001.

PPOs are not subject to HMO regulations by virtue of their business. However, PPOs are subject to certain state regulations governing the provision of PPO services such as mandatory state registration. It is reasonably likely that PPOs may be subject to increased regulatory oversight in the future.

OTHER PRODUCTS

In October, 1994, MAMSI acquired all of the outstanding stock of HomeCall, Inc. ("HomeCall") and its wholly-owned subsidiary, FirstCall, Inc. ("FirstCall"), for approximately $10 million, including direct expenses. HomeCall is a state licensed, Medicare certified home health agency. The combined operations of HomeCall and FirstCall include 17 branch locations that serve virtually all of Maryland, the District of Columbia, Northern Virginia and the Panhandle area of West Virginia. HomeCall achieved full accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), following its survey of all services in November, 1995. The Company achieved reaccreditation in 1998 and January, 2002.

Also during 1994, the Company formed a home infusion and a specialty injectable drug distribution services company, HomeCall Pharmaceutical Services, Inc. ("HCPS"), which received its pharmacy license in 1994, its Federal license from the Drug Enforcement Agency in 1995, and JCAHO accreditation in 1995 and 1998. The Company achieved reaccreditation in January, 2002.

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

In November, 1996, the Company started HomeCall Hospice Services, Inc. ("HHSI"), which received its Maryland state license to operate a general hospice care program on December 3, 1996 and its Virginia hospice license on June 26, 1998. Based in Columbia, Maryland, HHSI was organized to address the needs of terminally ill patients and their families. The hospice program provides services to individuals in the comfort of their homes. HHSI underwent a voluntary accreditation review by JCAHO in November, 1998 and received full accreditation. The Company achieved reaccreditation in January, 2002.

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

In January 2001, the Company established Alliance Recovery Services, LLC ("ARS") as a collection agency which provides coordination of benefit services to TPAs and insurance companies. ARS is licensed to do business in six states.

The Company also has an equity interest in an ambulatory surgery center located in Rockville, Maryland. The surgery center conducts outpatient surgery and services to HMO enrollees and other patients.

A summary of MAMSI's membership enrollment in all product lines is as follows:

                                MEMBERSHIP DATA AT DECEMBER 31
                               ---------------------------------
PRODUCT LINE                     2001        2000        1999
------------                   ---------------------------------
                                         (in thousands)
Commercial HMO (1)               522.1        453.1        452.5
Hybrid HMO (2)                   122.4        103.4        100.4
Medicaid                             -            -         12.3
Indemnity                        220.6        206.2        189.5
ASO (3)                            8.9          9.3         11.0
                               -------      -------      -------
                                 874.0        772.0        765.7
PPO (4)                          958.4      1,019.3      1,024.0
                               -------      -------      -------
Total Membership               1,832.4      1,791.3      1,789.7
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

The Company contracts with primary care and specialist physicians, dentists and other health care practitioners. PCPs are paid either a monthly capitation payment for each enrollee who has chosen that PCP or a discounted fee for service payment. The capitation payment varies according to the age and sex of the enrollee and according to the primary care designation of the physician chosen by the enrollee. The primary care designations fall into one of two types: (1) family and general practice, pediatrics and internal medicine, and
(2) obstetrics and gynecology.

The HMOs have contractual arrangements with a combined total of 2,600 facilities, consisting of 400 hospitals and 2,200 non-hospital facilities, as of December 31, 2001. These facilities are located in the Company's HMO Service Area. Contracts with facilities are renewable annually.

HMO ARRANGEMENTS FOR OTHER SERVICES

The HMOs also contract with a number of entities to arrange for the provision of
other  services,   i.e.   emergency  care,  home  health  care,   pharmaceutical
assistance, laboratory testing and dental.

QUALITY IMPROVEMENT AND OPERATIONS

MAMSI maintains a multi-disciplinary approach to its Quality Improvement ("QI") Program to ensure that its health plan members have access to quality health care and services in an appropriate and cost-efficient manner.

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

In addition, MAMSI utilizes several quality review mechanisms. Physician and health care practitioner applications are reviewed by a Credentials Committee in order to determine whether the applicant meets MAMSI's criteria, including appropriate training and experience.

MAMSI maintains a physician review process to determine whether the needed levels of medical service are being provided in a timely and efficient manner. The Company conducts medical reviews to monitor the quality of care provided. The Company also monitors hospital and out- of-plan referrals issued by primary care physicians.

In most situations, prior authorization must be obtained for elective hospital admissions. Failure to secure prior authorization for elective hospital admissions of enrollees may cause claims to be denied, and in some situations, practitioners may be sanctioned. Prior to admission for elective hospital services, MAMSI applies certain medical criteria to authorize the admission.

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

M.D. IPA received Excellent Accreditation from the National Committee for Quality Assurance ("NCQA") for its commercial HMO and POS products in September 2000. OCI received an Excellent Accreditation from NCQA for its commercial HMO and POS products in September 2001.

The Company's home health care, home infusion, and home hospice subsidiaries underwent voluntary reaccreditation review by JCAHO in November, 1998. Full accreditation status was awarded as a result of this process. Reaccreditation was achieved in January, 2002.

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

MAMSI's HMOs compete with a significant number of HMOs or other prepaid alternative health care delivery systems that have a presence in MAMSI's significant service areas (Maryland, Virginia, the District of Columbia and North Carolina). The following table sets forth MAMSI's best estimate of 2001 enrollment of HMOs operating in its significant service areas. This table does not include indemnity members of any of the listed companies including MAMSI. Certain companies listed have significant non-HMO membership.

                                                              Approximate
                                                                 Number
Insurer/HMO                                                    of Members
-------------                                                 ------------
Mid Atlantic Medical Services, Inc.............                  645,000
AETNA..........................................                  637,000
Kaiser Permanente Health Plan .................                  543,000
United Healthcare .............................                  501,000
CareFirst BlueCross BlueShield of Maryland**...                  441,000
Trigon ........................................                  339,000
Cigna Healthcare...............................                  309,000
Partners Healthplan of North Carolina..........                  298,000
Optima ........................................                  211,000
Blue Cross/Blue Shield of North Carolina.......                  105,000

Source: The InterStudy Competitive Edge - 11.1, except for MAMSI membership which is as of December 31, 2001.

** - Includes FreeState Health Plan, Inc., Delmarva Health Plan, Inc. and PHN-HMO, Inc. membership.

MAMSI's HMOs compete with other HMOs and insurance companies on the basis of price, network and range of services offered to enrollees. PHP-MD competes with the same entities and with other IPAs for physician services. PHP-MD believes that its capitation payments to PCPs and the discounted fee for service payments to specialists are competitive with other HMOs. MAMSI believes that the freedom IPA-model HMOs offer their enrollees in choosing from a greater number of physicians constitutes a competitive advantage over group or staff model HMOs. The ability to retain and attract enrollees will depend, in part, on how present enrollees assess their benefit packages, quality of service, network of physicians and health care practitioners, rates and the HMOs' responsiveness to enrollee needs.

MAMSI subsidiaries employed approximately 350 full-time individuals who provide marketing services for the Company's products as of December 31, 2001. MAMSI's marketing strategy includes identifying and contacting employers in its Service Area. In addition, the Company employs prospecting, telemarketing, employer group consultation, referrals by consultants, and in the small group market, the use of a minimum number of selected brokers to acquire new accounts. Since 1994, the Company's strategy in the small group market has been to market primarily through its internal sales force, with less usage of independent insurance producers. In North Carolina, however, the Company is marketing primarily through selected independent insurance producers.

RISK MANAGEMENT

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

In addition, MAMSI's HMOs reduce the financial impact of catastrophic losses by maintaining reinsurance coverage for hospital costs. The reinsurer for health claims indemnifies either 90% of the approved per diem or fixed charge per procedure, or 80% of the eligible in and out of service area acute care medical expenses in excess of $200,000 per enrollee per year. Transplant costs conducted in an approved facility are reimbursed at either 90% or 80% of eligible charges and in non-approved facilities at 50% of eligible charges. The coverage provides reimbursement benefits for a lifetime maximum of $2,000,000 in eligible medical costs with no more than $1,000,000 in any given year. MLH reduces the financial impact of life and accidental death claims by maintaining reinsurance coverage for settlement costs. Reinsurance for life and accidental death claims generally covers all settlements in excess of $50,000 per person, subject to a $950,000 maximum recovery per person for life claims and $1,000,000 per person on accidental death claims.

GOVERNMENT REGULATION

MAMSI's HMOs and MLH are subject to state and, in some instances, Federal regulation. Among the areas regulated are: (i) premium rate setting; (ii) benefits provided; (iii) marketing; (iv) physician and health care practitioner contracts; (v) quality assurance and utilization review programs; (vi) adherence to confidentiality and medical records requirements; (vii) enrollment requirements; (viii) financial reserves and other fiscal solvency requirements;
(ix) appeals and grievances; and (x) claims adjudication processes.

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

Although premiums established may vary from account to account through composite rate factors, special treatment of certain broad classes of enrollees and projected claims experience, Federal regulations generally prohibit Federally qualified HMOs from traditional experience rating of accounts on a retrospective basis. Consistent with the practices of other Federally qualified HMOs, M.D. IPA, in some situations, bases the premiums it charges employers in part on the age, sex and geographic location of the enrolled employees. M.D. IPA believes that its premiums are competitive with other HMOs and health insurers and its health coverage is a better value for members because of the range of physician and hospital selection and other benefits provided.

With the exception of certain small group markets and other markets regulated by Federal and/or state law, OCI and MLH use underwriting criteria as a part of their risk management efforts. Underwriting is the process of analyzing the risk of enrolling employer groups in order to establish an appropriate premium rate.

M.D. IPA contracts with the Office of Personnel Management ("OPM") to provide or arrange health services under the Federal Employees Health Benefits Program ("FEHBP"). The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. The premiums established under the OPM contract are subject to periodic review and audit to determine if they were established in compliance with the requirements under the FEHBP. The results of these audits could result in material adjustments. OPM's review of the Company's premium rates has been completed for all years through 1999. No significant modifications resulted from the audit of the Company's 1999 rates. OPM has not yet reviewed 2001 or 2000.

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

INVESTMENTS

The majority of the Company's investments are held by its state regulated subsidiaries to satisfy capital, surplus and deposit requirements of the HMO and insurance laws of the various states in which the Company is licensed. HMO and insurance laws generally protect consumers of insurance products with one of the principal focuses being on financial solvency of the companies that underwrite insurance risk. These laws and regulations limit the types of investments that can be made by the regulated entities with appropriate investments being deemed "admitted assets." Admitted assets are those assets that can be used to fulfill capital and surplus requirements. The Company's current investment policy generally prohibits investments that would be "non-admitted" for statutory reporting purposes. The Company has no investments in derivative financial instruments and has no current intention of owning such investments.

EMPLOYEES

As of December 31, 2001, the Company had a total of 3,148 employees, including 2,801 full- time and 347 part-time employees. MAMSI's home health care subsidiary employed 577 of these employees (374 on a full-time basis and 203 on a part-time basis). None of the Company's employees are covered by a collective bargaining agreement and the Company has notexperienced any work stoppage since its inception.

TRADEMARKS

The Company has federally registered the right to use the trademark names "Optimum Choice, Inc." and "MAMSI".

SEGMENT INFORMATION

Segment   information   is  included  in  Item  8  "Financial   Statements   and
Supplementary Data" on pages 46 thru 47.

ITEM 2. PROPERTIES

The Company owns eight office buildings, one of which is sublet. These buildings are located in Rockville and Frederick, Maryland and total approximately 453,000 square feet of office and warehouse space. The Company's headquarters is located at 4 Taft Court, Rockville, Maryland 20850.

In addition, the Company leases approximately 171,000 square feet of office space in various locations within its service areas to support sales and administrative operations.

ITEM 3. LEGAL PROCEEDINGS

In September 2000, the Company and other HMOs operating in Maryland were served with similar class action suits challenging the constitutionality of the law which allows the Company to subrogate against insurance companies. The Company's action was filed in the Circuit Court for Montgomery County, Maryland which recently ruled in another case which is now on appeal to the Maryland Court of Appeals that the subrogation law was constitutional. The Company believes that its operations with respect to the law are valid. However, the Company is not able to predict, at this time, the ultimate outcome of this action.

On August 30, 2001, the Company filed a Demand for Arbitration with the American Arbitration Association against Merck-Medco Managed Care, LLC ("Merck") and related entities seeking an order relating to the parties' Integrated Drug Program Master Agreement (the "Agreement"). The Company asserts that Merck has reneged on its obligations under the Agreement, the aggregate amount of such obligations totaling approximately $49 million for fiscal year ended 2000. On October 8, 2001, Merck and related entities filed an Answer and Counterclaim alleging breach of contract and requesting monetary relief. On October 19, 2001, the Company filed an Answer to the Counterclaim denying all allegations and revising its request for relief to $44.8 million. The Company believes that the dispute will be resolved in its favor. If the matter is not resolved in the Company's favor, the effect could be material to the Company's financial statements. See Note 1 to the financial statements included in Item 8 for a more complete description of the case.

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

There were no matters submitted for shareholder vote in the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently listed on The New York Stock Exchange, Inc. ("NYSE") under the trading symbol MME. The following table sets forth for the indicated periods the high and low reported closing prices of the common stock as furnished by the NYSE.

                                     2001                     2000
                              -----------------        -----------------
                               HIGH        LOW          HIGH        LOW
                              -----------------        -----------------
First Quarter                 $20.30     $14.94        $10.13     $ 7.63
Second Quarter                 21.08      15.34         13.75       9.00
Third Quarter                  23.05      17.63         16.13      12.63
Fourth Quarter                 22.96      16.70         21.25      15.44

The Company has never paid any cash dividends on its common stock and presently anticipates that no cash dividends will be declared in the foreseeable future. Any dividends will depend on future earnings, the financial condition of the Company and regulatory requirements. See Note 12 to the Consolidated Financial Statements.

On July 11, 2001, the Company's Stock Compensation Trust ("SCT") purchased from the Company 2,000,000 shares of the Company's common stock at a price of $18.25 per share for $20,000 in cash and $36,480,000 in the form of a note payable to the Company. The sale was exempt under Section 4(2) of the Securities Act of 1933, as amended, ("1933 Act"). The SCT is used to meet grant obligations of the Company's stock option plans, and the shares issuable upon exercise of these options are registered under the 1933 Act.

As of March 4, 2002 there were approximately 665 stockholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 Year Ended December 31,
                                              2001          2000          1999          1998          1997
                                           ----------    ----------    ----------    ----------    ----------
                                           (in thousands except share amounts, key ratios and operating data)

SELECTED INCOME STATEMENT DATA

Revenue                                    $1,807,735    $1,484,479    $1,317,316    $1,187,901    $1,111,653
Expense                                     1,723,393     1,427,721     1,277,486     1,175,665     1,090,213
Income before income taxes                     84,342        56,758        39,830        12,236        21,440
Net income                                     57,195        39,406        26,322         9,045        14,489
Earnings per common share
Basic                                           $1.48         $1.04         $0.64         $0.20          $.31
Diluted                                         $1.41         $1.00         $0.64         $0.20          $.31
Weighted Average Shares
  Basic                                    38,672,147    38,052,746    41,225,327    45,407,006    46,273,484
  Diluted                                  40,502,086    39,341,037    41,266,604    45,473,995    46,885,666
Dividends                                       ---           ---           ---           ---           ---

SELECTED BALANCE SHEET DATA (AT DECEMBER 31)

Working capital                            $  192,848    $  153,539    $  118,995    $  123,138    $  128,065
Total assets                                  594,213       467,023       388,584       362,775       345,959
Long-term debt                                      -             -             -            14            74
Stockholders' equity                          281,471       225,990       186,821       191,218       208,307
Cash dividends per common share (1)             ---           ---           ---           ---           ---
KEY RATIOS
Medical care ratio                               85.4%         86.5%         87.9%         88.8%         89.4%
Administrative expense ratio                     11.7%         12.1%         11.6%         11.3%         11.7%
Net income margin                                 3.2%          2.7%          2.0%          0.8%          1.3%
OPERATING DATA
Annualized hospital days per
  1,000 enrollees:
All products and health services (3)              250           244           238           265           297
HMO only (2)                                      196           192           191           191           192
Medicare (3)                                        -             -             -         2,425         2,566
Medicaid (3)                                        -             -           496           375           552
Annualized hospital admissions per
  1,000 enrollees (3)                              64            63            61            72            78
HMO, hybrid, ASO and indemnity
  health enrollees at year end                874,000       772,000       766,000       731,000       682,000
PPO enrollees at year end                     958,000     1,019,000     1,024,000     1,060,000     1,006,000

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

6. The  inability  to predict and control  medical  expenses due to:
     -  Increased   utilization  by  the  Company's   membership.
     -  Increased  practitioner  and  pharmaceutical  costs.
     - Federal or state mandates that increase benefits or limit the Company's oversight ability.
     - Existing disputes under risk-sharing arrangements, the Company's ability to maintain and renew these arrangements, and any future disputes under such arrangements.

7. The  possibility  that the  Company is not able to  negotiate  new or renewal
contracts  with  appropriate   physicians,   other  health  care  practitioners,
hospitals and facilities.

The list of significant risk factors is not intended to be exhaustive. There may be other risk factors that would preclude the Company from realizing the predictions made in the forward-looking statements. While the Company may periodically update this discussion of risk factors, the Company does not undertake to update any forward-looking statement that may be made by or on behalf of the Company prior to its next required filing with the Securities and Exchange Commission.

DISCUSSION OF MAMSI's BUSINESS AND IMPORTANT ACCOUNTING MATTERS

MAMSI, through its 100% owned subsidiary companies, is predominately in the business of selling various forms of health insurance. In 2001, 96% of revenues were earned from the sale of health insurance products, mostly to employers who purchase health insurance for their employees. Since premium rates are generally fixed for a one year period, it is critical to the Company's continued financial success that its prices are set at levels that will at least cover the next policy year's medical costs for members plus administrative costs to pay claims, provide member services, pay taxes, and cover other related costs.

This means that we have to carefully evaluate data and estimate both future utilization of medical services by our members and the cost of those services so that we can set premiums at adequate levels. This is the single most important factor in our business. Very simply, if our medical expenses are greater than our premiums, we lose money.

While MAMSI's business is somewhat complex from an insurance regulatory standpoint, its consolidated balance sheet and income statement are straightforward and the accounting policies and procedures that we use to produce them are reasonable and appropriate. MAMSI does not own any special purpose entities, does not have any complex or extraordinarily risky investments nor does it have any off balance sheet financing arrangements. In fact, MAMSI has almost no debt outstanding. The buildings that the Company owns and uses in its operations do not even have mortgages; they are owned free and clear. The Company's funds are held in cash or invested in money market accounts, tax exempt securities and other debt securities. All of the bonds we own have investment ratings of "A" or better.

Certain of our accounting policies are extremely important to the fair presentation of our results and financial position.

We think that the single most important accounting issue we have is the recording, at the end of each reporting period, of an adequate liability and corresponding expense for medical services that have been provided to our members but for which we have not yet received a bill. This lag between date of service and date of billing is normal in the insurance business and the liability for these claims is called "liability for incurred, but not reported claims" ("IBNR"). The IBNR liability is included with medical claims payable in our balance sheet.

The determination of the Company's IBNR is a fairly complex process. The Company employs its own actuary to aid in its determination. The primary method we use to estimate IBNR is consistent from period to period and uses historical claims data to develop the historical relationship of how many claims dollars have been reported in any given month to what was received in total, once all claims were received. This relationship gives us an indication of how much medical expense has been incurred in months for which we have not yet received all claims. While we use a consistent method in developing our IBNR estimate, considerable judgment is required. To the extent that we over or under estimate our IBNR at the end of any reporting period, the adjustment is included in the next period's results.

Another important accounting policy relates to our risk sharing contracts. Certain of the Company's larger vendors offer various forms of "risk-sharing" or "guarantees" as a part of their contractual relationship with us. These arrangements are not significant in relation to the Company's financial statements with one exception; the Company's risk-sharing arrangement with its Pharmacy Benefits Manager ("PBM"). The Company's PBM is responsible for providing administrative and technical support as well as providing the ability to process pharmacy transactions on a real time basis. The Company's current PBM is Merck-Medco Managed Care, LLC ("Merck"). As a part of its contract with us, Merck agreed to a pharmacy cost guarantee related to fiscal year 2000. We are recording the amount due under this guarantee over the contract term of three years, which commenced January 2000. The total value of the guarantee we estimated for financial statement purposes is approximately $41 million of which approximately $28 million has been recorded in our financial statements as a reduction of medical expense over the first two years of the contract. This amount is also reported in the balance sheets as a reduction of medical claims payable. A dispute between Merck and the Company has arisen over this cost guarantee which is in binding arbitration. While the Company believes it has complied with the terms of its contract with Merck, and that its financial statements are fairly stated, if the dispute is not resolved in the Company's favor, all or part of the $28 million might have to be written-off and future amounts not yet recognized might never be recognized. This in turn could increase the Company's future medical expense more than currently anticipated, which would effect the Company's overall profitability. See Note 1 to the financial statements.

Another accounting policy that is very important to the fair presentation of our financial results is the proper valuation of the Company's accounts receivable. The Company bills the majority of its health insurance customers on a monthly basis. The premium bill is typically sent out 15 days in advance of the month being billed for, so that the Company can receive the cash at the start of the month for which the insurance is being provided. The vast majority of our customers pay in a timely fashion but some do not. After some communication, we generally receive payment but we do not always collect what we are due. This can happen for a variety of reasons such as customers having financial difficulties, disputes regarding the amount of the bill or a customer failing to notify us that they have obtained other health insurance. To properly value the accounts receivable at its net realizable value we must determine an allowance for doubtful accounts.

The allowance for doubtful accounts reduces the gross amount of accounts receivable that are recorded, based on the bills sent, to the net amount that we actually think we will receive. The allowance also reduces premium revenue by the same amount. To determine how much to record as a reduction of the gross accounts receivable, we prepare an accounts receivable aging. This aging segments the total accounts receivable balance by category as to when it was due to the Company. This allows us to evaluate how old our accounts receivable are. We then prepare an evaluation based on historical collection percentages applied to various categories of accounts. We also identify individual accounts that are unlikely to pay due to financial or other problems and analyze them individually. The aforementioned analyses are then summarized and an allowance is developed and recorded. The Company applies this methodology on a consistent basis from period to period.

GENERAL

During the three year period ended December 31, 2001, the Company experienced growth in membership. While membership in certain products continues to grow, other products have decreased when compared to 2000. The Company has achieved its overall size by continually expanding its product lines which include point-of-service, small group, indemnity health, hybrid products and group term-life and through expansion into new geographic markets. Premium rates during this time have increased, yet remain at competitive levels for the Company's marketplace. During 2001, the Company's consolidated operating margin showed improvement over 2000. The Company achieved 2001's results, in part, by implementing product price increases and reducing or eliminating membership in products or effectively terminating groups that had the potential for continued unprofitability. The Company anticipates that it will continue to increase premium rates during 2002. This is a forward-looking statement. See "Forward-Looking Information" above for a description of those risk factors.

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

Due to continued concern about privacy, the accountability of health insurers and HMOs, and the cost and availability of health care coverage, legislation has been considered and is likely to be further considered by the United States Congress and the legislatures of the states in which the Company operates or may seek to operate.

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

The four key areas of Administration Simplification are: 1) Transactions and Code Sets, 2) Unique Identifiers, 3) Security, and 4) Privacy. HHS has published final regulations on Transactions and Code Sets and Privacy and expects final regulations for Unique Identifiers and Security in 2002. These rules will apply to insurers, health maintenance organizations, providers and ERISA plans and will effect the business operations of these entities.

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

State legislatures and the U.S. Congress continue to debate and consider legislation to amend civil tort law so as to expand "enterprise liability" to insurers, HMOs and ERISA plans as well as other health care reform initiatives. Neither Congress nor any state legislature in the Company's service area, with the exception of North Carolina, has enacted laws that would expand an insurer's or HMO's liability in tort action.

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

-----------------------------------------------------------------------------
THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

The Company's consolidated net income for the year ended December 31, 2001 increased to $57,195,000 from $39,406,000 for the year ended December 31, 2000. Diluted earnings per share increased from $1.00 in year ended December 31, 2000 to $1.41 for the year ended December 31, 2001. The increase in earnings is attributable to an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue ("medical care ratio"), and a reduction in administrative expenses as a percentage of total revenue ("administrative expense ratio"). The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Revenue for the year ended December 31, 2001 increased approximately $323.3 million or 21.8 percent over the year ended December 31, 2000. A 10.0 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $142.0 million in health premium revenue while an 11.8 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $184.0 million increase in health premium revenue. Management believes that commercial health premiums should continue to increase over the next twelve months as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward-Looking Information" for a description of the risk factors that may affect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing generally cannot be initiated until a contract reaches its renewal date. Therefore, price increases are not implemented across the Company's membership at the same time. Overall, commercial premium rate increases are expected to continue in 2002 in the range of 11.5% to 12.0%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth. In addition, management reevaluated premium reimbursement rates with regard to its Medicaid program. Effective May 1, 2000, the Company transferred its membership in the Virginia Medicaid Program to a non-affiliated carrier. Therefore, as of May 1, 2000, the Company ended its participation in any government entitlement health insurance program.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area and increased competition in the Company's service area.

The Company's home health operations contributed $22.7 million in revenue for the year ended December 31, 2001 as compared with $26.3 million for the year ended December 31, 2000 reflecting a decrease in services provided to non-affiliated companies and a write-off of uncollectible accounts receivable in the amount of approximately $1.5 million. Fee and other revenue decreased to $21.2 million for the year ended December 31, 2001 from $21.8 million for the year ended December 31, 2000. Life and short-term disability products contributed $8.1 million in revenue for the year ended December 31, 2001 as compared with $8.0 million for the year ended December 31, 2000.

The medical care ratio decreased to 85.4 percent for the year ended December 31, 2001 as compared to 86.5 percent for the year ended December 31, 2000. On a per member per month basis, medical expenses increased 10.5 percent. The decrease in the medical care ratio is due to increased premiums per member combined with continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage. The ongoing initiatives should help to control the Company's medical care ratio. The medical expense trend is expected to be between 10.7% and 11.5% for 2002. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and trend and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

The administrative expense ratio decreased from 12.1 percent for the year ended December 31, 2000 to 11.7 percent for the year ended December 31, 2001. Management believes that the administrative expense ratio will be approximately 11.5% in 2002. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income increased from $13.5 million for the year ended December 31, 2000 to $14.8 million for the year ended December 31, 2001 primarily due to an increase in the amount of investments.

The effective tax rate increased from 30.6 percent for the year ended December 31, 2000 to 32.2 percent for the year ended December 31, 2001 primarily due to the benefit from certain one-time tax credits that were recognized in 2000.

The net margin rate increased from 2.7 percent for the year ended December 31, 2000 to 3.2 percent for the year ended December 31, 2001. This increase is consistent with the factors described above.

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

The Company's home health operations contributed $26.3 million in revenue for the year ended December 31, 2000 as compared with $23.6 million for the year ended December 31, 1999 reflecting an increase in services provided to non-affiliated companies. Fee and other revenue increased to $21.8 million for the year ended December 31, 2000 from $21.4 million for the year ended December 31, 1999. Life and short-term disability products contributed $8.0 million in revenue for the year ended December 31, 2000 as compared with $8.2 million for the year ended December 31, 1999.

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

The administrative expense ratio increased from 11.6 percent for the year ended December 31, 1999 to 12.1 percent for the year ended December 31, 2000. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

Investment income increased $2.4 million primarily due to an increase in the amount of investments.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is not capital intensive and the majority of the Company's expenses are payments to physicians and health care practitioners, which generally vary in direct proportion to the health premium revenues received by the Company. Although medical utilization rates vary by season, the payments for such expenses lag behind cash inflow from premiums because of the lag in provider billing procedures. In the past, the Company's cash requirements have been met principally from operating cash flow and it is anticipated that this source, coupled with the Company's operating line-of-credit, will continue to be sufficient to meet the Company's cash requirements in the future.

The Company's cash and investment securities increased from $275.2 million at December 31, 2000 to $372.8 million at December 31, 2001, primarily due to the timing of medical expense payments which traditionally lag behind the receipt of increased premiums per member, cash received from the exercise of stock options and net income offset by the effect of treasury stock purchases. Accounts receivable increased from $90.0 million at December 31, 2000 to $105.3 million at December 31, 2001, principally due to the timing of customer payments and increases in membership. Prepaid expenses, advances and other increased from $26.4 million at December 31, 2000 to $27.2 million at December 31, 2001 due to an increase in working capital advances paid to Maryland hospitals and the prepayment of insurance policies which cover the Company's assets and business operations, offset by the decrease in income tax amounts paid in advance.

Net property and equipment increased from $47.2 million at December 31, 2000 to $57.3 million at December 31, 2001 primarily due to build-out and renovation costs associated with the purchase of facilities, for use in the Company's operations, in late October 2001.

Medical claims payable increased from $178.7 million at December 31, 2000 to $212.0 million at December 31, 2001, primarily due to increased membership and an increase in medical expenses per member. Deferred premium revenue increased from $18.5 million at December 31, 2000 to $37.7 million at December 31, 2001 due to a change in contract period with the FEHBP and an increase in cash payments received in advance of the premium coverage period.

Additional paid-in capital increased from $296.3 million at December 31, 2000 to $349.6 million at December 31, 2001 due to an additional 2.0 million shares of the Company's stock being placed into the SCT, as well as an increase in the market value of the shares of the Company's stock held in the SCT.

The value of the SCT increased from $198.5 million at December 31, 2000 to $204.7 million at December 31, 2001 due to the increase in the market value of the shares of the Company's stock held in the SCT, and the purchase of an additional 2.0 million shares of the Company's stock being placed into the SCT offset by the exercise of employee stock options. For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheets. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital.

Treasury stock increased from $135.6 million at December 31, 2000 to $185.1 million at December 31, 2001 due to the purchase of 2,717,900 additional shares by the Company at a total cost of $49,472,000.

The Company currently has access to total revolving credit facilities of $29.0 million which are subject to annual renewal and collateral requirements, and are used to provide short-term capital resources for routine cash flow fluctuations. At December 31, 2001, the Company's investment security balances used as collateral, which are parent company only investments, fell below the minimum collateral requirements thereby reducing the credit line availability to $24.3 million. In addition, at December 31, 2001, approximately $3.7 million was drawn against these facilities, and approximately $444,000 in letters of credit were outstanding. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                          December 31,    December 31,
                                                             2001             2000
                                                         ------------     ------------
Cash and cash equivalents                                $      4,510     $      5,047
Investment securities                                         368,327          270,127
Working capital advances to Maryland hospitals                 19,686           17,008
                                                          -----------      -----------
Total available liquid assets                                 392,523          292,182
Credit line availability                                       20,184           13,900
                                                          -----------      -----------
Total short-term capital resources                       $    412,707     $    306,082
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

The Company's major business operations are principally conducted through its HMOs and its insurance company. HMOs and insurance companies are subject to state regulations that, among other things, may require those companies to maintain certain levels of equity and risk based capital, and restrict the amount of dividends and other distributions that may be paid to their parent corporation (See Note 12 to the Consolidated Financial Statements). As of December 31, 2001, those subsidiaries of the Company were in compliance with all minimum capital and exceeded all risk based capital requirements.

During the year ended December 31, 2001, the Company repurchased an additional 2,717,900 shares of its common stock for a total cost of approximately $49.5 million. On December 31, 2001, approximately $19.3 million of unspent authorization was available for future purchases. During January 2002, the Company repurchased an additional 59,200 shares of its common stock for a total cost of approximately $1.4 million. On February 14, 2002, the Board of Directors authorized a $30 million stock repurchase program to begin immediately. This authorization was in addition to the $17.9 million of unspent funds carried forward from the September 2001 authorization.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's financial position or cash flow. The Company has no significant market risk with regard to liabilities and does not use special purpose entities. Debt securities (most of which are exempt from Federal taxes) at December 31, 2001 mature according to their contractual terms as follows (in thousands):

                                                                                           There-                 Fair Value
Assets                             2002       2003       2004        2005       2006       after        Total      12/31/01
------                          --------     ------    -------     -------    -------     -------     --------     --------
Available-for-Sale Securities   $152,058    $28,931    $11,049     $15,716    $27,047    $122,007     $356,808     $360,860

Average Interest Rate              4.13%      4.49%      4.22%       4.51%      4.56%       4.49%

Held-to-Maturity                $  5,793    $ 2,428    $ 1,535     $   861    $ 1,909    $  5,164     $ 17,690     $ 18,031

Average Interest Rate              5.64%      4.29%      5.37%       5.78%      6.23%       6.14%


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             PAGE
                                                                 ----

Consolidated Balance Sheets as of December 31, 2001 and 2000.....  28

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999...............................  29

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2001, 2000 and 1999...........  30

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999...............................  31

Notes to Consolidated Financial Statements.......................  32

Report of Ernst & Young LLP Independent Auditors.................  49

Selected Quarterly Financial Data for Fiscal Years 2001 and
 2000 (Unaudited)................................................  50

                                     Mid Atlantic Medical Services, Inc.
                                        Consolidated Balance Sheets

                                                                                     December 31,
(in thousands except share amounts)                                              2001          2000
                                                                               --------      --------
ASSETS
Current assets
  Cash and cash equivalents                                                    $  4,510      $  5,047
  Investment securities                                                         368,327       270,127
  Accounts receivable, net                                                      105,343        89,954
  Prepaid expenses, advances and other                                           27,194        26,420
  Deferred income taxes                                                             216           850
                                                                               --------      --------
Total current assets                                                            505,590       392,398

Property and equipment, net                                                      57,329        47,222
Statutory deposits                                                               17,690        14,597
Other assets                                                                      9,385         9,793
Deferred income taxes                                                             4,219         3,013
                                                                               --------      --------
    Total assets                                                               $594,213      $467,023
                                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                                        $  3,681      $  3,000
  Accounts payable                                                               49,397        37,841
  Medical claims payable, net                                                   212,010       178,685
  Income taxes payable                                                            1,315             -
  Deferred premium revenue                                                       37,698        18,494
  Deferred income taxes                                                           8,641           839
                                                                               --------      --------
Total current liabilities                                                       312,742       238,859
Deferred income taxes                                                                 -         2,174
                                                                               --------      --------
    Total liabilities                                                           312,742       241,033

Stockholders' equity
Common stock, $0.01 par,  100,000,000  shares authorized,  63,772,502 issued and
 47,884,422   outstanding  at  December  31,  2001  and  61,772,502  issued  and
 48,602,322 outstanding at December 31, 2000                                        637           617
Additional paid-in capital                                                      349,595       296,347
Stock compensation trust (common stock held in trust),
  9,019,450 shares outstanding at December 31, 2001;
  10,019,756 shares outstanding at December 31, 2000                           (204,742)     (198,516)
Treasury stock, 15,888,080 shares at December 31, 2001;
  13,170,180 shares at December 31, 2000                                       (185,110)     (135,638)
Accumulated other comprehensive income                                            2,528         1,812
Retained earnings                                                               318,563       261,368
                                                                               --------      --------
    Total stockholders' equity                                                  281,471       225,990
                                                                               --------      --------
    Total liabilities and stockholders' equity                                 $594,213      $467,023
                                                                               ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                    Mid Atlantic Medical Services, Inc.
                                   Consolidated Statements of Operations

                                                                            Year Ended December 31,
(in thousands except per share amounts)                                2001          2000           1999
                                                                   ----------     ----------     ----------
Revenue
  Health premium                                                   $1,740,938     $1,414,847     $1,253,063
  Fee and other                                                        21,244         21,811         21,352
  Life and short-term disability premium                                8,066          8,034          8,175
  Home health services                                                 22,715         26,304         23,630
  Investment                                                           14,772         13,483         11,096
                                                                   ----------     ----------     ----------
Total revenue                                                       1,807,735      1,484,479      1,317,316
                                                                   ----------     ----------     ----------
Expense
  Medical expense
    Referral and ancillary care                                       722,711        582,775        510,114
    Hospitalization, net of coordination of benefits                  455,267        373,349        336,002
    Primary care                                                       80,408         77,616         83,558
    Prescription drugs                                                227,760        189,388        170,745
    Reinsurance premiums, net                                           1,084            144            539
                                                                   ----------     ----------     ----------
                                                                    1,487,230      1,223,272      1,100,958
                                                                   ----------     ----------     ----------
  Life and short-term disability claims                                 3,589          3,108          4,033
                                                                   ----------     ----------     ----------
  Home health patient services                                         21,950         21,514         19,412
                                                                   ----------     ----------     ----------
  Administrative expense
    Salaries and benefits                                             138,425        114,561         99,682
    Promotion and advertising                                           4,668          5,246          4,311
    Professional services                                               9,212          8,029          6,070
    Licenses and taxes                                                 13,191         11,586          8,538
    Facilities, maintenance and supplies                               31,693         28,707         26,848
    Other (including interest expense of $742, $1,045 and $532)        13,435         11,698          7,634
                                                                   ----------     ----------     ----------
                                                                      210,624        179,827        153,083
                                                                   ----------     ----------     ----------
Total expense                                                       1,723,393      1,427,721      1,277,486
                                                                   ----------     ----------     ----------
Income before income taxes                                             84,342         56,758         39,830
Income tax expense                                                    (27,147)       (17,352)       (13,508)
                                                                   ----------     ----------     ----------
Net income                                                         $   57,195     $   39,406     $   26,322
                                                                   ==========     ==========     ==========

Basic earnings per common share                                    $     1.48     $     1.04     $      .64
                                                                   ==========     ==========     ==========

Diluted earnings per common share                                  $     1.41     $     1.00     $      .64
                                                                   ==========     ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       Mid Atlantic Medical Services, Inc.
           Consolidated Statements of Changes in Stockholders' Equity

                                                                                          Accumulated
                                                  Additional       Stock                     Other
                                        Common     Paid-In     Compensation   Treasury   Comprehensive  Retained
(in thousands except share amounts)     Stock      Capital        Trust        Stock      Income/(Loss) Earnings    Total
                                        ------    ----------   ------------  ---------   -------------  --------   --------
Balance, December 31, 1998              $  567     $138,247    $ (68,926)    $ (75,623)    $ 1,313      $195,640   $191,218
Exercise of stock options for
  13,100 shares released from the
  Stock Compensation Trust                             (105)         187                                                 82
Stock option tax benefit                                 19                                                              19
Purchase of 3,000,000 shares of MAMSI
  common stock to be held in the
  Stock Compensation Trust                  30       31,751      (31,781)                                                 -
Adjustment to market value for shares
  held in Stock Compensation Trust                  (17,305)      17,305                                                  -
Repurchase of 3,194,940 shares of
  MAMSI common stock                                                           (28,494)                             (28,494)
Comprehensive Income:                                                                                              --------
Net Income                                                                                                26,322     26,322
Other comprehensive loss,
 net of tax benefit of $(1,522)                                                              (2,326)                 (2,326)
                                        ------     --------    ---------     ---------     --------     --------   --------
Total Comprehensive Income                                                                                           23,996
                                                                                                                   --------
Balance, December 31, 1999                 597      152,607      (83,215)     (104,117)      (1,013)     221,962    186,821
Exercise of stock options for
  1,991,094 shares released from the
  Stock Compensation Trust                           (3,443)      28,373                                             24,930
Stock option tax benefit                              3,529                                                           3,529
Purchase of 2,000,000 shares of MAMSI
  common stock to be held in the
  Stock Compensation Trust                  20       28,730      (28,750)                                                 -
Adjustment to market value for shares
  held in Stock Compensation Trust                  114,924     (114,924)                                                 -
Repurchase of 2,836,900 shares of
  MAMSI common stock                                                           (31,521)                             (31,521)
Comprehensive Income:                                                                                              --------
Net Income                                                                                                39,406     39,406
Other comprehensive income,
 net of tax of $1,638                                                                         2,825                   2,825
                                        ------     --------    ---------     ---------     --------     --------   --------
Total Comprehensive Income                                                                                           42,231
                                                                                                                   --------
Balance, December 31, 2000                 617      296,347     (198,516)     (135,638)       1,812      261,368    225,990
Exercise of stock options for
  3,000,306 shares released from the
  Stock Compensation Trust                           (2,695)      42,753                                             40,058
Stock option tax benefit                              6,984                                                           6,984
Purchase of 2,000,000 shares of MAMSI
  common stock to be held in the
  Stock Compensation Trust                  20       36,480      (36,500)                                                 -
Adjustment to market value for shares
  held in Stock Compensation Trust                   12,479      (12,479)                                                 -
Repurchase of 2,717,900 shares of
  MAMSI common stock                                                           (49,472)                             (49,472)
Comprehensive Income:                                                                                              --------
Net Income                                                                                                57,195     57,195
Other comprehensive income,
 net of tax of $386                                                                             716                     716
                                        ------     --------    ---------     ---------     --------     --------   --------
Total Comprehensive Income                                                                                           57,911
                                                                                                                   --------
Balance, December 31, 2001              $ 637      $349,595    $(204,742)    $(185,110)    $  2,528     $318,563   $281,471
                                        ======     ========    =========     =========     ========     ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                        Mid Atlantic Medical Services, Inc.
                                       Consolidated Statements of Cash Flows

                                                                                  Year  Ended  December  31,
(in thousands)                                                                2001           2000           1999
                                                                            --------       --------       --------
Cash flows from operating activities:
  Net income                                                                $ 57,195       $ 39,406       $ 26,322
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                               11,008         10,263         10,249
  Provision for bad debts                                                        510            692            292
  Provision for deferred income taxes                                            947         (5,280)         2,415
  (Gain) loss on sale and disposal of assets                                      (1)           356             49
  Stock option tax benefit                                                     6,984          3,529             19
  Increase in accounts receivable                                            (15,899)        (7,023)        (4,657)
  (Increase) decrease in prepaid expenses, advances and other                 (3,441)         2,159           (332)
  Increase in accounts payable                                                 7,705         15,861          2,909
  Increase in income taxes payable                                             5,038              -              -
  Increase in medical claims payable, net                                     33,325         24,282         25,138
  Increase (decrease) in deferred premium revenue                             19,204          1,545           (218)
                                                                            --------       --------       --------
Total adjustments                                                             71,898         46,384         35,864
                                                                            --------       --------       --------
          Net cash provided by operating activities                          129,093         85,790         62,186
                                                                            --------       --------       --------
Cash flows used in investing activities:
  Purchases of investment securities                                        (513,466)      (428,185)      (355,996)
  Sales and maturities of investment securities                              416,368        365,043        325,117
  Purchases of property and equipment                                        (20,237)       (13,297)        (8,147)
  Purchases of statutory deposits                                             (5,563)        (3,394)        (1,476)
  Maturities of statutory deposits                                             2,421          2,782          1,125
  Purchases of other assets                                                     (580)          (631)        (2,598)
  Proceeds from sale of assets                                                   160            377            486
                                                                            --------       --------       --------
          Net cash used in investing activities                             (120,897)       (77,305)       (41,489)
                                                                            --------       --------       --------
Cash flows used in financing activities:
  Principal payments on notes payable                                              -            (14)           (60)
  Increase (decrease) in short-term borrowings                                   681           (558)         1,713
  Exercise of stock options                                                   40,058         24,930             82
  Purchase of treasury stock                                                 (49,472)       (31,521)       (28,494)
                                                                            --------       --------       --------
          Net cash used in financing activities                               (8,733)        (7,163)       (26,759)
                                                                            --------       --------       --------
Net (decrease) increase in cash and cash equivalents                            (537)         1,322         (6,062)
Cash and cash equivalents at beginning of year                                 5,047          3,725          9,787
                                                                            --------       --------       --------
Cash and cash equivalents at end of year                                    $  4,510       $  5,047       $  3,725
                                                                            ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                       Mid Atlantic Medical Services, Inc.
                   Notes to Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company whose subsidiaries are active in managed health care and other life and health insurance related activities. MAMSI's principal markets currently include Maryland, Virginia, the District of Columbia, Delaware, West Virginia, North Carolina and Pennsylvania. MAMSI and its subsidiaries (collectively referred to as the "Company") have developed a broad range of managed health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), a preferred provider organization ("PPO"), a life and health insurance company, home health care and home infusion services companies, a hospice company, a collections company and part ownership in an outpatient surgery center.

MAMSI delivers managed health care services principally through HMOs. The HMOs, MD- Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice,Inc.(R)("OCI"), and Optimum Choice of the Carolinas, Inc. ("OCCI") arrange for health care services to be provided to an enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services. Optimum Choice, Inc. of Pennsylvania ("OCIPA") ceased all operations in Pennsylvania during 2000.

The following are other significant wholly-owned subsidiaries of MAMSI:

Physicians Health Plan of Maryland, Inc. ("PHP-MD") is an individual practice association ("IPA") that provides physician services to certain of the Company's HMOs.

Alliance PPO, LLC ("Alliance") provides a delivery network of physicians (called a preferred provider organization) to employers and insurance companies in association with various health plans, and provides psychiatric services principally to third party payors or self- insured employer groups.

MAMSI Life and Health Insurance Company ("MLH") develops and markets indemnity health products and group life, accidental death and short-term disability insurance.

HomeCall, Inc., FirstCall, Inc. and HomeCall Pharmaceutical Services, Inc. ("HCPS") provide in-home medical care including skilled nursing, infusion and therapy to MAMSI's HMO members and other payors.

HomeCall Hospice Services, Inc. ("HHSI") provides services to terminally ill patients and their families.

Beginning in January 2001, Alliance Recovery Services, LLC ("ARS") provides coordination of benefit collection services to TPAs and insurance companies.

The significant accounting policies followed by MAMSI and its subsidiaries are described below.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of MAMSI and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

MAJOR CUSTOMERS

A significant portion of the Company's premium revenue is derived from federal, state and local government agencies, including governmental employees and Medicaid and Medicare recipients. For the years ended December 31, 2001, 2000 and 1999, approximately 10%, 8% and 8%, respectively, of premium revenue was derived from federal government agencies which is included in the All Others and Commercial Risk segments (as described in Note 14), and approximately 15%, 14% and 21%, respectively, was derived from Maryland and Virginia state and local government agencies which is included in the Commercial Risk segment (as described in Note 14).

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), which establishes standards for financial accounting and reporting for intangible assets at acquisition and for goodwill and other intangible assets subsequent to their acquisition. Statement No. 142 is applied to existing goodwill and intangible assets for fiscal years beginning December 15, 2001. The Company anticipates adopting this Statement January 1, 2002, at which time amortization of the remaining book value of goodwill will cease. The Company does not expect the adoption of Statement No. 142 will have a material impact on its consolidated financial statements.

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

The Company has entered into certain long-term vendor contracts, some of which include incentives or cost guarantees designed to provide savings to the Company over several years. The Company typically accounts for the benefit derived from these incentives or guarantees ratably over the contract period as a reduction to medical expense. Because of the complexity of the Company's product offerings as well as obligations imposed under the contracts, and the timing of settlement of various contractual periods, disputes may arise as to the degree of satisfaction of the various contractual obligations which could result in material adjustments to the Company's financial statements. In the case of one of these contracts, a dispute with the Company's pharmacy benefits manager, Merck, has arisen involving approximately $41 million related to the settlement of a cost guarantee for the year 2000. If the dispute is not resolved in the Company's favor, it could be material to the Company's financial statements. The Company is recording the amount due under the cost guarantee over the three year term of the contract which commenced in January 2000. From inception through December 31, 2001, the Company has recognized approximately $28 million of the $41 million guarantee for financial statement purposes as a reduction of medical expense and medical claims payable. On August 30, 2001, the Company filed a Demand for Arbitration against Merck asserting that Merck has reneged on its obligations under the agreement. The Company believes that it has complied with its contractual obligations, that its financial statements are fairly stated with regard to the aforementioned contracts and that the dispute will be resolved in the Company's favor. See Note 11.

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

NOTE 2 - INVESTMENTS

Investments   are  classified   into  two  categories   (available-for-sale   or
held-to-maturity) and are valued based upon this designation. Securities classified as available-for-sale, which include debt and equity securities that the Company does not have the positive intent to hold to maturity, are marked to market with the resulting unrealized gain or loss reflected in other comprehensive income. Securities classified as held-to-maturity, which are debt securities that the Company has both the positive intent and ability to hold to maturity, are carried at amortized cost. The Company classifies its statutory deposits as held-to-maturity with no effect on the recorded value. All other investments are classified as available-for- sale. Management re-evaluates these designations annually. During 1999, statutory deposit investments with an amortized cost of $1,166,000 were released by the state regulatory agencies and transferred to the Company's investment securities portfolio. The unrealized loss at the date of the transfer was $21,000. There were no such transfers in 2001 and 2000.

The following is a summary of available-for-sale and held-to-maturity securities at December 31, 2001 and 2000:

                                                       -----------------------------------------------------
                                                                                2001
                                                       -----------------------------------------------------
                                                                        Gross         Gross        Estimated
(in thousands)                                                       Unrealized     Unrealized       Fair
                                                          Cost          Gains         Losses         Value
                                                       -----------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of
  U.S. government agencies                             $  2,152       $   120        $     -        $  2,272
Obligations of states and political subdivisions        206,691         5,115          1,183         210,623
Municipal bond funds                                    145,010             -              -         145,010
Accrued interest                                          2,955             -              -           2,955
                                                       --------       -------        -------        --------
Debt securities                                         356,808         5,235          1,183         360,860
Equity securities                                         7,630           891          1,054           7,467
                                                       --------       -------        -------        --------

Investment securities                                  $364,438       $ 6,126        $ 2,237        $368,327
                                                       ========       =======        =======        ========

HELD-TO-MATURITY SECURITIES
U.S. Treasury securities and obligations
 of U.S. government agencies                           $  7,908       $   226        $     1        $  8,133
Obligations of states and political subdivisions          9,532           116              -           9,648
Other investments                                           250             -              -             250
                                                       --------       -------        -------        --------

Statutory deposits                                     $ 17,690       $   342        $     1        $ 18,031
                                                       ========       =======        =======        ========

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
                                                       ========       =======        =======        ========

For the years ended December 31, 2001, 2000 and 1999, marketable equity available-for-sale securities with a fair value at the date of sale of $900,000, $317,000 and $2,524,000, respectively, were sold. The gross realized gains on such sales totaled $18,000, $71,000 and $50,000, and the gross realized losses totaled $17,000, $-0- and $75,000 for each of the respective periods. Realized gains and losses are included in investment income. Other sales and maturities of investment securities consisted principally of redemptions on municipal bond funds.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                -------------------------
                                                                Estimated
                                                                  Fair
(in thousands)                                     Cost           Value
                                                -------------------------
AVAILABLE-FOR-SALE
Due in one year or less                         $152,058         $152,174
Due after one year through five years             82,743           85,801
Due after five years through ten years           105,319          106,568
Due after ten years                               16,688           16,317
                                                --------         --------
Debt securities                                  356,808          360,860
Equity securities                                  7,630            7,467
                                                --------         --------
                                                $364,438         $368,327
                                                ========         ========
HELD-TO-MATURITY
Due in one year or less                         $  5,793         $  5,798
Due after one year through five years              6,733            6,982
Due after five years through ten years             5,164            5,251
Due after ten years                                    -                -
                                                --------         --------
                                                $ 17,690         $ 18,031
                                                ========         ========

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31:

                                                -------------------------
(in thousands)                                    2001             2000
                                                -------------------------
Premium and fee accounts                        $ 84,969         $ 67,893
Home health service accounts                       8,141           10,454
Medical recoverables                               5,165            6,969
Other                                             13,715           10,775
Less: allowance for doubtful accounts             (6,647)          (6,137)
                                                --------         --------
                                                $105,343         $ 89,954
                                                ========         ========

Medical recoverables consist of refunds identified on paid claims. This amount has been recorded as a reduction of medical expense in the consolidated statements of operations. Other receivables consist primarily of amounts due for reinsurance recoveries, pharmacy rebates, interest accrued on statutory deposits and amounts related to contractual arrangements with laboratory service providers.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                ------------------------
(in thousands)                                     2001           2000
                                                ------------------------
Land, buildings and improvements                $ 44,416         $35,207
Computer equipment and software                   42,345          36,477
Office furniture and equipment                    26,138          22,786
Leasehold improvements                             3,856           2,144
                                                --------         -------
                                                 116,755          96,614
Less: accumulated depreciation and
  amortization                                   (59,426)        (49,392)
                                                --------          -------
                                                $ 57,329         $47,222
                                                ========         =======


NOTE 5 - NOTES PAYABLE

The Company has access to total revolving credit facilities of $29 million, which are subject to annual renewal and collateral requirements, and are used to provide short-term capital resources for routine cash flow fluctuations. At
December  31,  2001,  the  Company's   investment   security  balances  used  as
collateral, which are parent company only investments, fell below the minimum collateral requirements thereby reducing the credit line availability to $24.3 million. Borrowings bear interest at a rate based on the Federal Funds rate plus ..75% - 1.65% and are secured by certain cash balances and investment securities. At December 31, 2001, approximately $3.7 million was outstanding on one of the lines-of-credit at an interest rate of 3.42% and approximately $444,000 in letters-of-credit were outstanding, although no amounts had been drawn.

Interest  expense paid in cash on  borrowings  and on claims paid  subsequent to
state  mandated   deadlines  during  2001,  2000  and  1999  was   approximately
$1,267,000, $444,000 and $523,000, respectively.

NOTE 6 - REINSURANCE

M.D. IPA, OCI, OCCI and MLH maintain reinsurance coverage to provide for reimbursement of claims in excess of certain limits. The reinsurer for health claims indemnifies either 90% of the approved per diem or fixed charge per procedure, or 80% of the eligible in and out of service area acute care medical expenses in excess of $200,000 per enrollee per year. Transplant costs conducted in an approved facility are reimbursed at either 90% or 80% of eligible charges and in non-approved facilities at 50% of eligible charges. The coverage provides reimbursement benefits for a lifetime maximum of $2,000,000 in eligible medical costs with no more than $1,000,000 in a given year. Reinsurance for life and accidental death claims generally covers all settlements in excess of $50,000 per person subject to a $950,000 maximum recovery per person for life claims and $1,000,000 per person on accidental death claims. Reinsurance recoveries for the years ended December 31, 2001, 2000 and 1999 were approximately $2,319,000, $2,044,000 and $1,566,000, respectively. In the consolidated statements of operations, reinsurance premiums are shown net of the related recoveries.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31:

                                                --------------------------
(in thousands)                                    2001              2000
                                                --------------------------
Deferred tax liabilities:
  Accelerated depreciation                      $ 1,071            $ 1,344
  Receivable valuation adjustments                    9              1,734
  Vendor guarantee revenue                       10,739                  -
  Unrealized investment gains                     1,361                975
                                                -------            -------
Total deferred tax liabilities                   13,180              4,053
                                                -------            -------
Deferred tax assets:
  Accrued medical expenses                        1,559              1,486
  Premium revenue adjustments                     2,639              1,140
  State net operating losses                      4,144              3,802
  Accrued pension expenses                        3,864              1,845
  Accrued vacation                                  400                217
  Other                                             146                164
                                                -------            -------
Total deferred tax assets                        12,752              8,654
Valuation allowance for deferred tax assets      (3,778)            (3,751)
                                                -------            -------
Net deferred tax assets                           8,974              4,903
                                                -------            -------
                                                $(4,206)           $   850
                                                =======            =======
Included in the consolidated balance sheets:
  Current assets - deferred income taxes        $   216            $   850
  Non-current assets - deferred income taxes      4,219              3,013
  Current liabilities - deferred income taxes    (8,641)              (839)
  Non-current liabilities - deferred
    income taxes                                      -             (2,174)
                                                -------            -------
  Net deferred tax (liability) asset            $(4,206)           $   850
                                                =======            =======

Significant components of the provision for income taxes attributable to continuing operations are as follows for the years ended December 31:

                                                ---------------------------------------
(in thousands)                                     2001            2000          1999
                                                ---------------------------------------
Current:
  Federal                                       $  25,579      $  22,041      $  10,536
  State                                               621            591            557
                                                ---------      ---------      ---------
  Total current                                    26,200         22,632         11,093
                                                ---------      ---------      ---------
Deferred:
  Federal                                           1,771         (5,019)         2,623
  State                                              (824)          (261)          (208)
                                                ---------      ---------      ---------
  Total deferred                                      947         (5,280)         2,415
                                                ---------      ---------      ---------
                                                $  27,147      $  17,352      $  13,508
                                                =========      =========      =========

The Company's tax provision differs from the statutory rate for Federal income taxes for the years ended December 31 as follows:

                                                -------------------------------------
(in thousands)                                     2001          2000          1999
                                                -------------------------------------

Statutory rate (35%)                            $29,520        $19,866        $13,940
Tax-exempt interest                              (2,870)        (2,067)        (1,421)
State income taxes, net of Federal benefit           22           (436)          (163)
Increase in valuation allowance for
  deferred tax assets                                27            706            765
Other non-deductible items                          529            574            566
Tax credits                                        (191)          (664)           (16)
Other, net                                          110           (627)          (163)
                                                -------        -------        -------
                                                $27,147        $17,352        $13,508
                                                =======        =======        =======

Total tax deposits made by the Company in 2001, 2000 and 1999 were approximately $11,750,000, $19,255,000 and $10,027,000, respectively.

At December 31, 2001, the Company has state net operating loss carryforwards of $97,014,000 that expire in various years beginning in 2006. The losses were generated by certain operating subsidiaries of the Company, in the normal course of their business.

The Company records a valuation allowance for deferred tax assets when in management's judgment that it is more likely than not that all or a portion of a deferred tax asset will not be realized. At December 31, 2001 and 2000, the Company recorded a valuation allowance related to state net operating loss carryforwards.

NOTE 8 - RELATED PARTIES

For the years ended December 31, 2001, 2000 and 1999, certain members of the Boards of Directors of MAMSI and affiliated corporations who are also participating physicians provided medical services to enrollees totaling $5,414,000, $4,954,000 and $1,790,000, respectively, which represents approximately .7%, .8% and .3% in 2001, 2000 and 1999, respectively, of payments to all physicians. Board members are remunerated at the same contractual level as all other participating physicians and are selected by enrollees to render medical services under the same guidelines as all other participating physicians.

NOTE 9 - EMPLOYEE BENEFITS PLANS

PENSION PLANS

The Company has a defined contribution 401(k) savings plan covering all full-time employees. Employees are allowed to contribute up to 23% of their pretax earnings annually up to a maximum contribution of $10,500 and the Company makes a matching contribution of 50% on the first 4% of contributions made by employees. Only Company contributions may be invested in MAMSI stock. Employee contributions can be invested in a variety of mutual funds. Employees vest immediately in the employee contributions and ratably over five years in the Company contributions. During 2001, 2000 and 1999, the Company's contribution to the 401(k) plan aggregated $1,202,000, $1,264,000 and $1,056,000, respectively.

Pursuant to the employment contracts entered into by the Company with certain key executives, effective in 2000, each executive is entitled to supplemental retirement income benefits based upon years of service and attained salary levels. The Company is accruing for the liability under these contracts based on an estimated present value calculation of the future benefits payable to each executive. Expense recognized related to this benefit was $5,783,000 and $2,866,000 for the years ended December 31, 2001 and 2000, respectively.

STOCK OPTION PLANS

The Company follows APB 25 under which no compensation expense has been recognized in connection with its stock option plans. Pro forma information regarding net income and earnings per share are required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.8%, 6.6%, and 5.2%; volatility factors of the expected market price of the Company's common stock of .65, .65, and .59 and a weighted average life of the options of three years. The Company anticipates that it will declare no dividends.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except per share amounts):
                                                 2001         2000        1999
                                                -------      ------      ------
Pro forma net income                            $49,997     $34,020     $19,856
Pro forma basic earnings per share                 1.29         .90         .48
Pro forma diluted earnings per share               1.23         .86         .48

In years 1990 through 1996, and years 1998 through 2001, MAMSI implemented a non-qualified stock option plan whereby options for the purchase of shares of common stock may be granted to directors, officers and employees of the Company. Unexpired authorized shares under the plans total 10,000,000. Options under the plans generally vest over a three-year period and are exercisable at 100% of the fair market value per share on the date the options are granted. The Company accounts for these stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense for these stock option grants. Transactions relating to the plans are summarized as follows:

                                              2001                       2000                       1999
                                     -----------------------    -----------------------    -----------------------
                                                    Weighted                   Weighted                   Weighted
                                                    Average                    Average                    Average
                                        2001        Exercise       2000        Exercise       1999        Exercise
                                       Shares        Price        Shares        Price        Shares        Price
                                     ---------      --------    ---------      --------    ---------      --------

Outstanding, January 1               7,978,037      $11.59      9,524,599      $13.35      7,913,124      $ 14.98
Granted                              2,526,290      $16.46      3,100,763      $ 9.53      2,541,630      $  9.32
Exercised                           (3,000,306)     $13.35     (1,991,094)     $12.52        (13,100)     $  6.21
Forfeited                             (355,258)     $14.02     (2,656,231)     $14.76       (917,055)     $ 16.37
                                     ---------                  ---------                  ---------
Outstanding, December 31             7,148,763      $12.45      7,978,037      $11.59      9,524,599      $ 13.35
                                     =========                  =========                  =========
Available for grant, end of year     1,251,180                  1,554,976                  1,581,308
Exercisable, end of year             3,977,323                  4,474,207                  5,910,801
Option price range for exercised
  shares                             $5.06-$20.63               $5.06-$17.13               $5.06-$7.88
Option price range at end of year    $5.00-$23.05               $5.00-$21.00               $5.00-$20.00
Weighted average fair value of
  options granted during year           $7.61                      $4.10                      $3.85

                              OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
-----------------------------------------------------------------------------     --------------------------------
                        Outstanding     Weighted Average                          Exercisable
      Range of             as of           Remaining         Weighted Average        as of        Weighted Average
   Exercise Prices      12/31/2001      Contractual Life      Exercise Price      12/31/2001       Exercise Price
-------------------     -----------     ----------------     ----------------     -----------     ----------------
$ 0.00   -  $  5.00           150             1.7               $ 5.00                  150          $ 5.00
$ 5.01   -  $ 10.00     3,245,289             2.9               $ 8.76            1,990,215          $ 8.61
$10.01   -  $ 15.00       993,073             1.6               $12.62              869,266          $12.63
$15.01   -  $ 20.00     2,872,096             3.6               $16.46            1,111,252          $16.53
$20.01   -  $ 25.00        38,155             4.3               $21.24                6,440          $20.67
                        ---------                                                 ---------
                        7,148,763             3.0               $12.45            3,977,323          $11.72
                        =========                                                 =========

INCENTIVE COMPENSATION PLAN

The Company has an incentive compensation plan whereby managers receive bonuses based upon the annual operating results of the Company. During 2001, 2000 and 1999, incentive compensation expense was approximately $9,000,000, $6,956,000 and $4,200,000, respectively, which was paid to employees in February 2002, 2001 and 2000, respectively.

NOTE 10 - COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share:

                                                -----------------------------------------
                                                    2001           2000           1999
                                                -----------------------------------------
Numerator:
  Net income                                    $57,195,000    $39,406,000    $26,322,000

Denominator:
  Denominator for basic earnings per share
    - weighted average shares                    38,672,147     38,052,746     41,225,327
  Dilutive securities - employee stock options    1,829,939      1,288,291         41,277
  Denominator for diluted earnings per share
    - adjusted weighted average shares           40,502,086     39,341,037     41,266,604

On August 26, 1996, the Company established the MAMSI SCT to fund its obligations arising from its various stock compensation plans. MAMSI initially funded the SCT with 9,130,000 shares of newly issued MAMSI stock. In exchange, the SCT delivered a promissory note to MAMSI for approximately $129.9 million which represented the purchase price of the shares. Amounts owed by the SCT to MAMSI are repaid by cash received by the SCT or will be forgiven by MAMSI, which will result in the SCT releasing shares to satisfy MAMSI obligations for stock compensation.

During 2001, the SCT purchased an additional 2,000,000 of the Company's common stock for approximately $36.5 million. The existing promissory note has been modified to reflect these purchases.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office space under the terms of non-cancelable operating leases that expire at various dates through 2006. Rent expense relating to these operating leases approximated $4,393,000, $3,470,000 and $3,429,000 in 2001, 2000 and 1999, respectively.

Future minimum lease commitments under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

Year                    Amount
----                   -------
2002                   $ 3,395
2003                     2,303
2004                     3,168
2005                     1,822
2006                     1,016
                       -------
                       $11,704
                       =======

M.D. IPA contracts with OPM to provide or arrange health services under the FEHBP. The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. The premiums established under the OPM contract are subject to periodic review and audit to determine, if they were established in compliance with the community rating and other requirements under the program. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. While the government's initial on-site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take two to three years. The results of these audits could result in material adjustments to the Company's financial statements. The Company has been audited through 1999. There were no significant findings related to 1999.

On August 30, 2001, the Company filed a Demand for Arbitration with the American Arbitration Association against Merck and related entities seeking an order relating to the parties' Integrated Drug Program Master Agreement (the "Agreement"). The Company asserts that Merck has reneged on its obligations under the Agreement, the aggregate amount of such obligations totaling approximately $49 million for fiscal year ended 2000. On October 8, 2001, Merck and related entities filed an Answer and Counterclaim alleging breach of contract and requesting monetary relief. On October 19, 2001, the Company filed an Answer to the Counterclaim denying all allegations and revising its request for relief to $44.8 million which includes the $41.0 million recorded for financial statement purposes and additional amounts the Company believes it is entitled to under the Agreement. The Company believes that the dispute will be resolved in its favor. If the matter is not resolved in the Company's favor, the effect could be material to the Company's financial statements. See Note 1.

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

Minimum required statutory net worth and actual statutory net worth as of December 31 are as follows:

                              2001                              2000
                   ---------------------------       --------------------------
                     Minimum          Actual           Minimum         Actual
                   ----------     ------------       ----------     -----------
M.D. IPA           $3,000,000     $ 40,500,000       $3,000,000     $42,600,000
OCI                 3,000,000       59,800,000        3,000,000      67,700,000
MLH                 1,125,000      108,280,000          500,000      80,000,000
OCCI                2,500,000        7,100,000        2,500,000       3,600,000
OCIPA               1,500,000        2,100,000        1,500,000       2,100,000

M.D. IPA, OCI, OCCI, OCIPA and MLH were in compliance with state depository rules at December 31, 2001 and 2000. OCCI was in compliance with its working capital requirement of $1.6 million at December 31, 2001 and 2000. M.D. IPA, OCI, OCCI, OCIPA and MLH exceeded the highest risk-based capital requirements at December 31, 2001 and 2000. These MAMSI subsidiaries must notify state regulators before the payment of any dividends to MAMSI and, in certain circumstances, must receive positive affirmation prior to such payment.

The National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001. The domiciliary states of M.D. IPA, OCI, OCCI, OCIPA and MLH have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices that M.D. IPA, OCI, OCCI, OCIPA and MLH use to prepare their statutory-basis financial statements. The impact of these changes to MAMSI and its insurance subsidiaries' statutory-basis capital and surplus as of January 1, 2001 was not significant.

NOTE 13 - RISK CONCENTRATIONS

Financial instruments that potentially subject the Company to credit risk consist primarily of investments in marketable securities (including money market funds, floating rate municipal putable bonds, intermediate term municipal bonds, and common stocks) and premiums receivable. The Company receives advice through or assigns direct management of investment in securities to professional investment managers selected for their expertise in various markets, within guidelines established by the Board of Directors. These guidelines include broad diversification of investments. Concentrations of credit risk and business volume with respect to commercial premiums receivable are generally limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 2001, approximately 20% of premium and home health service receivables were due from federal government agencies. The Company performs ongoing credit evaluations of customers and generally does not require collateral.

NOTE 14 - REPORTABLE SEGMENTS

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

The Company has two reportable segments: Commercial risk products and Preferred Provider Organizations ("PPO"). Commercial risk products include traditional HMO and point-of-service health care plans as well as hybrid products. Traditional products provide for the provision of comprehensive medical care to enrollees for a fixed, prepaid premium regardless of the amount of care provided. Hybrid products offer the ability to tailor employee health care offerings by varying benefit designs, funding methods and insurance risk. These products combine the use of capitated physicians to serve as care coordinators, employer funding of specialist and institutional claims on an "as paid" basis with MAMSI's underwriting of risk on a specific and/or aggregate stop loss basis. MAMSI offers access to its preferred provider network of physicians to employers and insurance companies in association with various health plans. PPOs allow enrollees to receive care from a network of participating physicians and health care practitioners who agree to provide services at contractually negotiated rates in exchange for increased patient volume. A PPO does not assume insurance risk from medical utilization and it is not the claims payor.

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


REPORTABLE SEGMENTS
(in thousands)
                                                       ----------------------------------------------------
                                                       Commercial
                                                          Risk        PPO        All Others      Totals
                                                       ----------------------------------------------------
Year ended December 31, 2001:
Revenue from external customers                        $1,740,938     $21,244      $30,781       $1,792,963

Segment pretax profit (loss)                               60,448      10,622       (1,057)          70,013

                                                       ----------------------------------------------------
                                                       Commercial
                                                          Risk        PPO        All Others      Totals
                                                       ----------------------------------------------------
Year ended December 31, 2000:
Revenue from external customers                        $1,404,910     $21,811      $44,275       $1,470,996

Segment pretax profit                                      30,773      10,906        2,135           43,814

                                                       ----------------------------------------------------
                                                       Commercial
                                                          Risk        PPO        All Others      Totals
                                                       ----------------------------------------------------
Year ended December 31, 1999:

Revenue from external customers                        $1,206,340     $21,352      $ 78,528      $1,306,220

Segment pretax profit (loss)                               20,086      11,103        (2,011)         29,178


The sources of revenue included in the All Others category are composed primarily of Medicaid and miscellaneous. The Company ended its participation in Medicaid in 2000. All revenue is generated within the United States.

                                                                --------------------------------------------
(in thousands)                                                     2001              2000             1999
                                                                --------------------------------------------
Revenues

Total external revenues for reportable segments                 $1,762,182       $1,426,721       $1,227,692

Other revenues                                                      30,781           44,275           78,528

Investment revenue not allocated                                    14,772           13,483           11,096
                                                                ----------       ----------       ----------
     Total consolidated revenues                                $1,807,735       $1,484,479       $1,317,316
                                                                ==========       ==========       ==========

Pretax Profit

Total profit from reportable segments                           $   71,070       $   41,679       $   31,189

Other (loss) profit                                                 (1,057)           2,135           (2,011)

Net investment income not allocated                                 14,329           12,944           10,652
                                                                ----------       ----------       ----------
     Total consolidated pretax profit                           $   84,342       $   56,758       $   39,830
                                                                ==========       ==========       ==========

NOTE 15 - COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, net-of-tax, were as follows:

                                                                -----------------------------------------
(in thousands)                                                    2001             2000             1999
                                                                -----------------------------------------
Unrealized holding gains (losses) arising
 during period                                                  $   722          $ 2,887          $(2,341)

Less: Reclassification adjustment for
  net gains (losses) included in net income                           6               62              (15)
                                                                -------          -------          -------

Net unrealized gains (losses) recognized in
 other comprehensive income (loss)                              $   716          $ 2,825          $(2,326)
                                                                =======          =======          =======

                         Report of Independent Auditors


Board of Directors and Stockholders
Mid Atlantic Medical Services, Inc.


We have audited the accompanying consolidated balance sheets of Mid Atlantic Medical Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid Atlantic Medical Services, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ Ernst & Young LLP
                                          ----------------------
                                          Ernst & Young LLP



McLean, Virginia
February 11, 2002

SELECTED QUARTERLY FINANCIAL DATA FOR FISCAL YEARS 2001 AND 2000

                                    2001       2001       2001       2001       2000       2000       2000       2000
                                    First     Second      Third     Fourth      First     Second      Third     Fourth
                                   Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                   --------   --------   --------   --------   --------   --------   --------   --------
                                                             (in thousands except share amounts)
                                                                           (unaudited)

Revenue                            $424,661   $450,475   $459,667   $472,932   $360,113   $368,339   $371,428   $384,599
Expense                             405,342    432,656    437,049    448,346    347,050    357,169    356,779    366,723

Income before income taxes           19,319     17,819     22,618     24,586     13,063     11,170     14,649     17,876
Net income                           12,882     11,986     15,036     17,291      8,602      7,313     10,974     12,517

Basic earnings per share                .34        .31        .38        .45        .22        .19        .29        .33
Diluted earnings per share              .32        .30        .36        .43        .22        .19        .28        .31



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from "Directors and Executive Officers" section of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 23, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from "Directors and Executive Officers -- Directors' Compensation" and "Executive
Management Compensation" sections of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 23, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from "Stock Owned by Management" and "Principal Stockholders" sections of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 23, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from "Executive Management Compensation" section of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 23, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                        PAGE
                                                                  ----
Consolidated Balance Sheets as of December 31, 2001 and 2000 ... 28 Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999 .............................    29
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2001, 2000 and 1999 .........    30
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999 .............................    31
Notes to Consolidated Financial Statements .....................    32
Report of Ernst & Young LLP Independent Auditors ...............    49

(a)(2) and (d)
INDEX TO FINANCIAL STATEMENT SCHEDULE                             PAGE
                                                                  ----
II - Valuation and Qualifying Accounts as of December 31,
       2001, 2000 and 1999 .....................................    53

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

                       Mid Atlantic Medical Services, Inc.
                  Schedule II - Valuation and Qualifying Accounts
                              (in thousands)

                                    Additions
                Balance at     ------------------------------
                Beginning        Charged to      Charged to                      Balance
                    of              Costs          Other        Deductions-       at End
Description       Period        and Expenses      Accounts      Write-Offs      of Period
-----------     ----------     -------------     ----------     -----------     ---------

DEDUCTED FROM ASSET ACCOUNTS:

YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts - accounts receivable

                $  5,214       $    461          $   (230)(1)   $               $ 5,445
                ========       ========          ========       ========        =======

Valuation allowance - deferred tax assets

                $  2,290       $    765          $              $               $ 3,055
                ========       ========          ========       ========        =======

YEAR ENDED DECEMBER 31, 2000

Allowance for doubtful accounts - accounts receivable

                $  5,445       $    335          $    357 (1)   $               $ 6,137
                ========       ========          ========       ========        =======

Valuation allowance - deferred tax assets

                $  3,055       $    706          $              $     10        $ 3,751
                ========       ========          ========       ========        =======

YEAR ENDED DECEMBER 31, 2001

Allowance for doubtful accounts - accounts receivable

                $  6,137       $    152          $    358 (1)   $               $ 6,647
                ========       ========          ========       ========        =======

Valuation allowance - deferred tax assets

                $  3,751       $     27          $              $               $ 3,778
                ========       ========          ========       ========        =======


(1) The changes to the allowance were charged to revenue.

(a)(3)
EXHIBITS

See the Exhibit Index on pages 57-59 of this Form 10-K.

(b)
REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      MID ATLANTIC MEDICAL SERVICES, INC. ("MAMSI")
      (Registrant)

      By: /s/ Mark D. Groban, M.D.                3/26/2002
         --------------------------------------------------
         Mark D. Groban, M.D.                          Date
         Chairman of the Board and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: /s/ Howard M. Arnold                    3/26/2002
         --------------------------------------------------
         Howard M. Arnold                             Date
         Director

      By: /s/ Thomas P. Barbera                   3/26/2002
         --------------------------------------------------
         Thomas P. Barbera                           Date
         Vice Chairman of the Board, President, Chief Executive Officer and Director

      By: /s/ Francis C. Bruno, M.D.              3/26/2002
         --------------------------------------------------
         Francis C. Bruno, M.D.                       Date
         Director

      By: /s/ Raymond H. Cypess, D.V.M., Ph.D.    3/26/2002
         --------------------------------------------------
         Raymond H. Cypess, D.V.M., Ph.D.             Date
         Director

      By: /s/ John W. Dillon                      3/26/2002
         --------------------------------------------------
         John W. Dillon                               Date
         Director

      By: /s/ Robert E. Foss                      3/26/2002
         --------------------------------------------------
         Robert E. Foss                               Date
         Senior Executive Vice President and Chief Financial Officer
         and Director
         (Principal Financial Officer)

      By: /s/ Mark D. Groban, M.D.                3/26/2002
         --------------------------------------------------
         Mark D. Groban, M.D.                         Date
         Chairman of the Board and Director
         (Principal Executive Officer)

      By: /s/ Christopher E. Mackail              3/26/2002
         --------------------------------------------------
         Christopher E. Mackail                       Date
         Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

      By: /s/ John P. Mamana, M.D.                3/26/2002
         --------------------------------------------------
         John P. Mamana, M.D.                         Date
         Director

      By: /s/ Edward J. Muhl                      3/26/2002
         --------------------------------------------------
         Edward J. Muhl                               Date
         Director

      By: /s/ Janet L. Norwood                    3/26/2002
         --------------------------------------------------
         Janet L. Norwood, Ph.D.                      Date
         Director

      By: /s/ John A. Paganelli                   3/26/2002
         --------------------------------------------------
         John A. Paganelli                            Date
         Director

      By: /s/                                     3/26/2002
         --------------------------------------------------
         Ivan R. Sabel, CPO                           Date
         Director

      By: /s/ James A. Wild                       3/26/2002
         --------------------------------------------------
         James A. Wild                                Date
         Director

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






10.991     Form of Agreement between MAMSI and Employees Granting Options under the 1999 Non-Qualified Stock Option Plan...........................(14)
10.992     Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1999 Non-Qualified Stock Option Plan...................(14)
10.993     Employment Agreement between the Company and Mark D. Groban..............(15)
10.994     Employment Agreement between the Company and Thomas P. Barbera...........(15)
10.995     First Amendment to Employment Agreement between the Company and Mark D. Groban.......................................................(16)
10.996     First Amendment to Employment Agreement between the Company and Thomas P. Barbera....................................................(16)
10.997     First Amendment to Employment Agreement between the Company and Robert E. Foss.......................................................(16)
10.998     Amended and Restated Stock Compensation Trust Agreement
           dated August 20, 1999....................................................(16)
10.999     Common Stock Purchase Agreement dated August 20, 1999....................(16)
10.21      Allonge to Replacement Promissory Note dated
           August 20, 1999..........................................................(16)
10.22      2000 Non-Qualified Stock Option Plan.....................................(17)
10.23      2000 Senior Management Bonus Plan........................................(17)
10.24      2000 Key Management Bonus Plan...........................................(17)
10.25      Plan for Deferral of Directors Fees......................................(17)
10.26      Form of Agreement between MAMSI and Employees Granting Options
           Under the 2000 Non-Qualified Stock Option Plan...........................(17)
10.27      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options Under the 2000 Non-Qualified Stock Option Plan...................(17)
10.28      Form of Agreement between MAMSI and Directors Electing
           to Defer Director Fees...................................................(17)
10.29      Amended and Restated Stock Compensation Trust
           Agreement dated August 4, 2000...........................................(18)
10.30      Common Stock Purchase Agreement dated
           August 4, 2000...........................................................(18)
10.31      Allonge to Replace Promissory Note dated
           August 4, 2000...........................................................(18)
10.32      2001 Non-Qualified Stock Option Plan.....................................(19)
10.33      Form of Agreement between MAMSI and Employees Granting Options
           Under the 2001 Non-Qualified Stock Option Plan...........................(19)
10.34      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 2001 Non-Qualified Stock Option Plan...................(19)
10.35      Employment Agreement between the Company and Mark D. Groban..............(19)
10.36      Employment Agreement between the Company and Thomas P. Barbera...........(19)
10.37      Employment Agreement between the Company and Robert E. Foss..............(19)
10.38      Employment Agreement between the Company and Sharon C. Pavlos............(19)
10.39      Common Stock Purchase Agreement dated
           July 11, 2001............................................................(20)
10.40      Allonge to Replacement Promissory Note dated
           July 11, 2001............................................................(20)
10.42      2002 Non-Qualified Stock Option Plan.....................................
10.43      Form of Agreement between MAMSI and Employees Granting Options under the 2002 Non-Qualified Stock Option Plan...........................
10.44      Form of Agreement between MAMSI and Non-Employee Directors
           Granting Options under the 2002 Non-Qualified Stock Option Plan..........
21         Subsidiaries of the Company..............................................
23         Consent of Independent Auditors..........................................

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

(19) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2000.

(20) Incorporated by reference to exhibits filed with the Company's Quarterly Report filed under the Securities Exchange Act of 1934 on Form 10-Q for the quarterly period ended September 30, 2001.