Form 10-K/A
period 2001-12-31
MID ATLANTIC MEDICAL SERVICES INC
filed 2002-04-23
CIK 805037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A

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

                      Mid Atlantic Medical Services, Inc.

                                  FORM 10-K/A

                                  AMENDMENT 1

The undersigned registrant hereby amends Item 8, Financial Statements and Supplementary Data of its original Form 10-K filed on March 26, 2002 as set forth in the pages attached hereto for typographical errors. In the Consolidated Statement of Cash Flows on page 31 of Form 10-K, the "Increase in accounts payable" currently printed as "7,705" should be replaced by "11,556", and the "Increase in income taxes payable" currently printed as "5,038" should be replaced by "7,705." All totals and subtotals within the statement remain unchanged.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 22, 2002                        By:  /s/ Robert E. Foss
                                               --------------------
                                               Robert E. Foss
                                               Senior Executive Vice President
                                               Chief Financial Officer

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

                                        Mid Atlantic Medical Services, Inc.
                                       Consolidated Statements of Cash Flows

                                                                                  Year  Ended  December  31,
(in thousands)                                                                2001           2000           1999
                                                                            --------       --------       --------
Cash flows from operating activities:
  Net income                                                                $ 57,195       $ 39,406       $ 26,322
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                               11,008         10,263         10,249
  Provision for bad debts                                                        510            692            292
  Provision for deferred income taxes                                            947         (5,280)         2,415
  (Gain) loss on sale and disposal of assets                                      (1)           356             49
  Stock option tax benefit                                                     6,984          3,529             19
  Increase in accounts receivable                                            (15,899)        (7,023)        (4,657)
  (Increase) decrease in prepaid expenses, advances and other                 (3,441)         2,159           (332)
  Increase in accounts payable                                                11,556         15,861          2,909
  Increase in income taxes payable                                             7,705              -              -
  Increase in medical claims payable, net                                     33,325         24,282         25,138
  Increase (decrease) in deferred premium revenue                             19,204          1,545           (218)
                                                                            --------       --------       --------
Total adjustments                                                             71,898         46,384         35,864
                                                                            --------       --------       --------
          Net cash provided by operating activities                          129,093         85,790         62,186
                                                                            --------       --------       --------
Cash flows used in investing activities:
  Purchases of investment securities                                        (513,466)      (428,185)      (355,996)
  Sales and maturities of investment securities                              416,368        365,043        325,117
  Purchases of property and equipment                                        (20,237)       (13,297)        (8,147)
  Purchases of statutory deposits                                             (5,563)        (3,394)        (1,476)
  Maturities of statutory deposits                                             2,421          2,782          1,125
  Purchases of other assets                                                     (580)          (631)        (2,598)
  Proceeds from sale of assets                                                   160            377            486
                                                                            --------       --------       --------
          Net cash used in investing activities                             (120,897)       (77,305)       (41,489)
                                                                            --------       --------       --------
Cash flows used in financing activities:
  Principal payments on notes payable                                              -            (14)           (60)
  Increase (decrease) in short-term borrowings                                   681           (558)         1,713
  Exercise of stock options                                                   40,058         24,930             82
  Purchase of treasury stock                                                 (49,472)       (31,521)       (28,494)
                                                                            --------       --------       --------
          Net cash used in financing activities                               (8,733)        (7,163)       (26,759)
                                                                            --------       --------       --------
Net (decrease) increase in cash and cash equivalents                            (537)         1,322         (6,062)
Cash and cash equivalents at beginning of year                                 5,047          3,725          9,787
                                                                            --------       --------       --------
Cash and cash equivalents at end of year                                    $  4,510       $  5,047       $  3,725
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
