Form 10-Q
period 2002-03-31
MID ATLANTIC MEDICAL SERVICES INC
filed 2002-05-15
CIK 805037

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

                For the quarterly period ended MARCH 31, 2002, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 47,146,722 shares of common stock, par value $.01, outstanding as of March 31, 2002.




 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                               March 31, 2002  December 31, 2001
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $     19,458     $      4,510
 Investment securities                                                               386,384          368,327
 Accounts receivable, net of allowance of $6,843 and $6,647                          124,565          105,343
 Prepaid expenses, advances and other                                                 27,620           27,194
 Deferred income taxes                                                                   219              216
                                                                                 -----------      -----------
   Total current assets                                                              558,246          505,590
 Property and equipment, net of accumulated
  depreciation of $62,044 and $59,426                                                 60,344           57,329
 Statutory deposits                                                                   17,797           17,690
 Other assets                                                                          9,636            9,385
 Deferred income taxes                                                                 4,938            4,219
                                                                                  ----------      -----------
   Total assets                                                                 $    650,961     $    594,213
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                          $      3,862     $      3,681
 Accounts payable                                                                     47,430           49,397
 Medical claims payable                                                              257,703          212,010
 Income taxes payable                                                                  2,898            1,315
 Deferred premium revenue                                                             35,175           37,698
 Deferred income taxes                                                                 9,596            8,641
                                                                                 -----------      -----------
   Total liabilities                                                                 356,664          312,742
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par, 100,000,000 shares authorized; 63,772,502 issued and
  47,146,722 outstanding at March 31, 2002; 63,772,502 issued
  and 47,884,422 outstanding at December 31, 2001                                        637              637
 Additional paid-in capital                                                          393,084          349,595
 Stock compensation trust (common stock held in trust) 8,230,969 shares outstanding at March 31, 2002;
  9,019,450 shares outstanding at December 31, 2001                                 (233,813)        (204,742)
 Treasury stock, 16,625,780 shares at March 31, 2002; 15,888,080 shares at
  December 31, 2001                                                                 (204,958)        (185,110)
 Accumulated other comprehensive income                                                1,931            2,528
 Retained earnings                                                                   337,416          318,563
                                                                                 -----------      -----------
   Total stockholders' equity                                                        294,297          281,471
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    650,961     $    594,213
                                                                                 ===========      ===========

Note: The balance sheet at December 31, 2001 has been extracted from the audited financial statements at that date.






            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ending
                                                                                  March 31,         March 31,
                                                                                    2002              2001
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    534,010      $    406,747
  Fee and other                                                                        5,555             5,619
  Life and short-term disability premium                                               2,152             1,972
  Home health services                                                                 5,244             6,771
  Investment                                                                           3,202             3,552
                                                                                 -----------       -----------
    Total revenue                                                                    550,163           424,661
                                                                                 -----------       -----------
Expense
  Medical                                                                            455,444           347,811
  Life and short-term disability claims                                                  785             1,026
  Home health patient services                                                         4,774             5,377
  Administrative (including interest expense of $159 and $147)                        61,486            51,128
                                                                                 -----------       -----------
    Total expense                                                                    522,489           405,342
                                                                                 -----------       -----------
Income before income taxes                                                            27,674            19,319

Income tax expense                                                                    (8,821)           (6,437)
                                                                                 -----------       -----------

Net income                                                                      $     18,853      $     12,882
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .48      $        .34
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .45      $        .32
                                                                                 ===========       ===========






            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                  Three Months
                                                                                                     Ending
                                                                                                 March 31, 2002
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     18,853
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      2,857
    Provision for bad debts                                                              196
    Provision for deferred income taxes                                                  555
    Loss on sale and disposal of assets                                                    9
    Stock option tax benefit                                                           3,611
    Increase in accounts receivable                                                  (19,418)
    Increase in prepaid expenses, advances, and other                                   (426)
    Decrease in accounts payable                                                      (1,967)
    Increase in income taxes payable                                                   1,583
    Increase in medical claims payable                                                45,693
    Decrease in deferred premium revenue                                              (2,523)
                                                                                 -----------
        Total adjustments                                                                               30,170
                                                                                                   -----------
        Net cash provided by operating activities                                                       49,023

Cash flows used in investing activities:
  Purchases of investment securities                                                (154,365)
  Sales of investment securities                                                     135,398
  Purchases of property and equipment                                                 (5,826)
  Purchase of statutory deposits                                                        (144)
  Purchases of other assets                                                             (349)
  Proceeds from sale of assets                                                            71
                                                                                 -----------
        Net cash used in investing activities                                                          (25,215)

Cash flows used in financing activities:
  Increase in short-term borrowings                                                      181
  Exercise of stock options                                                           10,807
  Purchase of treasury stock                                                         (19,848)
                                                                                 -----------
        Net cash used in financing activities                                                           (8,860)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                               14,948

Cash and cash equivalents at beginning of period                                                         4,510
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $     19,458
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

Cash flows used in financing activities:
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

MAMSI delivers managed health care services principally through HMOs. The HMOs, MD-Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice, Inc. ("OCI"), and Optimum Choice of the Carolinas, Inc. ("OCCI") arrange for health care services to be provided to an enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services.

Other MAMSI subsidiaries include Alliance PPO, LLC, which provides a delivery network of physicians to employers and insurance companies in association with various health plans, and provides psychiatric services principally to third party payors or self-insured employer groups. MAMSI Life and Health Insurance Company develops and markets indemnity health products, and group life, accidental death and short-term disability insurance. HomeCall, Inc., FirstCall, Inc., and HomeCall Pharmaceutical Services, Inc. provide in-home medical care including skilled nursing, infusion and therapy to MAMSI's HMO members and other payors. HomeCall Hospice Services, Inc. provides services to terminally ill patients and their families. Beginning in January 2001, Alliance Recovery Services, LLC provides coordination of benefit collection services to third party administrators and insurance companies.

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of March 31, 2002, the consolidated statements of operations for the three months ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 2001 audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). The results of operations for the three month period ended March 31 are not necessarily indicative of the operating results for the full year.

In June 2001, the Financial Accounting Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), which establishes standards for financial accounting and reporting for intangible assets at acquisition and for goodwill and other intangible assets subsequent to their acquisition. Statement No. 142 is applied to existing goodwill and intangible assets for fiscal years beginning December 15, 2001. The Company adopted this Statement January 1, 2002, at which time amortization of the remaining book value of goodwill ceased. As the Company does not have a material amount of goodwill, the adoption of Statement No. 142 had no significant effect on the consolidated financial statements.

The Company has entered into certain long-term vendor contracts some of which include incentives or cost guarantees designed to provide savings to the Company over several years. The Company typically accounts for the benefit derived from these incentives or guarantees ratably over the contract period as a reduction to medical expense. Because of the complexity of the Company's product offerings as well as obligations imposed under the contracts, and the timing of settlement of various contractual periods, disputes may arise as to the degree of satisfaction of the various contractual obligations which could result in material adjustments to the Company's financial statements. In the case of one of these contracts, a dispute with the Company's pharmacy benefits manager,
Merck-Medco Managed Care, LLC ("Merck"), had arisen which involved the approximately $41 million receivable MAMSI has recorded related to the settlement of a cost guarantee for the year 2000. The Company is recording the benefit related to the 2000 guarantee over the three year term of the contract which commenced in January 2000. From inception through March 31, 2002, the Company has recognized approximately $31 million of the guarantee as a reduction of medical expense. On April 24, 2002 the Company reached a settlement of its dispute with Merck over its 2000 cost guarantee. Under the terms of the settlement, the Company has received payment of $41 million.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Three Months Ended
                                                March 31,     March 31,
                                                  2002          2001
Numerator:                                     ----------    ----------
 Net income                                    $   18,853    $   12,882
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    39,058,024    38,260,901
 Dilutive securities - employee stock options   2,580,864     1,930,333
 Denominator for diluted earnings per share
  - adjusted weighted average shares           41,638,888    40,191,234

Options to purchase approximately 6,000 shares of common stock at various prices were outstanding at March 31, 2002, but were not included in the computation of diluted earnings per share because the option proceeds would exceed the average market price and, therefore, the effect would be antidilutive.

During the first quarters of 2002 and 2001, total comprehensive income amounted to $18,256,000 and $14,349,000, respectively.

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

NOTE 4 - REPORTABLE SEGMENTS

The Company's principal business is providing health insurance products. The Company has two reportable segments: commercial risk products and preferred provider organizations. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio. Management does not allocate assets in the measurement of segment profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in the Company's 2001 Form 10-K.

                                                              Three Months Ending
                                                           March 31,        March 31,
                                                             2002             2001
In 000's                                                 ------------     ------------
Revenues:
 Commercial risk                                         $    534,010     $    406,747
 Preferred provider organizations                               5,555            5,619
 All other                                                      7,396            8,743
                                                          -----------      -----------
                                                         $    546,961     $    421,109
                                                          ===========      ===========

Income before taxes:
 Commercial risk                                         $     22,505     $     12,768
 Preferred provider organizations                               2,778            2,810
 All other                                                       (715)             331
                                                          -----------      -----------
                                                         $     24,568     $     15,909
                                                          ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                              Three Months Ending
                                                           March 31,        March 31,
                                                             2002             2001
In 000's                                                 ------------     ------------
Total profit from reportable segments                    $     25,283     $     15,578
Other (loss) profit                                              (715)             331
Unallocated amounts:
 Investment income                                              3,106            3,410
                                                          -----------      -----------
Income before taxes                                      $     27,674     $     19,319
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

6. The  inability  to predict and control  medical  expenses due to:
     - Increased utilization by the Company's membership.
     - Increased practitioner and pharmaceutical costs.
     - Federal or state mandates that increase benefits or limit the Company's oversight ability.
     - The potential for disputes under its risk-sharing arrangements, and the Company's ability to maintain and renew these arrangements.

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

Another important accounting policy relates to our risk sharing contracts. Certain of the Company's larger vendors offer various forms of "risk- sharing" or "guarantees" as a part of their contractual relationship with us. These arrangements are not significant in relation to the Company's financial statements with one exception; the Company's risk-sharing arrangement with its Pharmacy Benefits Manager ("PBM"). The Company's PBM is responsible for providing administrative and technical support as well as providing the ability to process pharmacy transactions on a real time basis. The Company's current PBM is Merck. As a part of its contract with us, Merck agreed to a pharmacy cost guarantee related to fiscal year 2000. We are recording the amount due under this guarantee over the contract term of three years, which commenced January 2000. The total value of the guarantee we estimated for financial statement purposes is approximately $41 million of which approximately $31 million has been recorded in our financial statements as a reduction of medical expense over the first two years and three months of the contract. This amount is also reported in the balance sheets as a reduction of medical claims payable. In April 2002 the Company received payment of $41 million from Merck.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

Consolidated net income of the Company was $18,853,000 and $12,882,000 for the first quarters of 2002 and 2001, respectively. Diluted earnings per share were $.45 and $.32 in the first quarters of 2002 and 2001, respectively. This increase in earnings is attributable to an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue ("medical care ratio"), and a reduction in administrative expenses as a percentage of total revenue ("administrative expense ratio"). The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Revenue for the three months ended March 31, 2002 increased approximately $125.5 million or 29.6 percent over the three months ended March 31, 2001. A 15.8 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $64.1 million in health premium revenue, while a 13.4 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $63.2 million increase in health premium revenue. Management believes that commercial health premiums should continue to increase during 2002 as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing generally cannot be initiated until a contract reaches its renewal date. Therefore, price increases are not implemented across the Company's membership at the same time. Overall, commercial premium rate increases are expected to continue in 2002 in the range of 13.0% to 13.5%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, and increased competition in the Company's service area.

The Company's home health operations contributed approximately $5.2 million in revenue in the first quarter of 2002 as compared with $6.8 million in the first quarter of 2001 reflecting a decrease in services provided to non-affiliated companies. Life and short-term disability products contributed $2.2 million in revenue in the first quarter of 2002 as compared with $2.0 million for the first quarter of 2000.

Investment income decreased modestly from $3.6 million for the first quarter of 2001 to $3.2 million for the first quarter of 2002 primarily due to a decrease in interest rates.

The medical care ratio decreased from 85.5% for the first quarter of 2001 to 85.3% for the first quarter of 2002. On a per member per month basis, medical expenses increased 13.1%. The decrease in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, and also increased premiums per member. The ongoing initiatives should help to control the Company's medical care ratio. The medical expense trend is expected to be between 12.5% and 13.0% for 2002. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and trend and future increases in health premiums per member, are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

The administrative expense ratio decreased from 12.0 percent for the first quarter of 2001 to 11.2 percent for the same period in 2002. Management believes that the administrative expense ratio will be between 11.2% and 11.4% for 2002. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas and increased administrative activity related to business volume.

The net margin rate  increased  from 3.0 percent in the first quarter of 2001 to
3.4 percent in the current quarter. This increase is consistent with the factors previously described.

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

The Company's cash and investment securities increased $33.0 million from $372.8 million at December 31, 2001 to $405.8 million at March 31, 2002, primarily due to the timing of medical expense payments which traditionally lag behind the receipt of increased premiums per member, cash received from exercise of stock options and net income offset by the effect of treasury stock purchases. Accounts receivable increased from $105.3 million at December 31, 2001 to $124.6 million at March 31, 2002, principally due to the timing of customer payments which generally slows at the beginning of each year due to significant new and renewal member activity. Prepaid expenses, advances and other increased from $27.2 million at December 31, 2001 to $27.6 million at March 31, 2002 due to the increase in working capital advances paid to Maryland hospitals, offset by a reduction in the prepayment of insurance policies which cover the Company's assets and business operations due to amortization.

Net property and equipment increased from $57.3 million at December 31, 2001 to $60.3 million at March 31, 2002 primarily due to the purchase of furniture and computer hardware necessitated by the Company's membership growth, in addition to the purchase of a parcel of land adjacent to an existing Company owned facility.

Medical claims payable increased from $212.0 million at December 31, 2001 to $257.7 million at March 31, 2002, primarily due to increased membership and an increase in medical expenses per member in addition to the timing of payments to physicians and health care practitioners. Deferred premium revenue decreased from $37.7 million at December 31, 2001 to $35.2 million at March 31, 2002 due to a decrease in cash payments received in advance of the premium coverage period.

Additional paid-in capital increased from $349.6 million at December 31, 2001 to $393.1 million at March 31, 2002, principally due to the exercise of employee stock options and a increase in the market value of the shares of the Company's stock held in the stock compensation trust ("SCT").

The value of the SCT increased from $204.7 million at December 31, 2001 to $233.8 million at March 31, 2002 primarily due to the increase in the market value of the shares of the Company's stock held in the SCT offset by the exercise of employee stock options. For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to the stockholders' equity in the Company's consolidated balance sheets. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and the fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital.

Treasury stock increased from $185.1 million at December 31, 2001 to $205.0 million at March 31, 2002 due to the purchase of 737,700 additional shares by the Company at a total cost of $19.8 million.

The Company currently has access to total revolving credit facilities of $29.0 million which are subject to annual renewal and collateral requirements, and are used to provide short-term capital resources for routine cash flow fluctuations. At March 31, 2002, the Company's investment security balances used as collateral, which are parent company only investments, fell below the minimum collateral requirements thereby reducing the credit line availability to $27.2 million. In addition, at March 31,2002, approximately $3.9 million was drawn against these facilities, and approximately $444,000 in letters of credit were outstanding. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                           March 31,      December 31,
                                                             2002             2001
                                                         ------------     ------------
Cash and cash equivalents                                $     19,458     $      4,510
Investment securities                                         386,384          368,327
Working capital advances to Maryland hospitals                 20,893           19,686
                                                          -----------      -----------
Total available liquid assets                                 426,735          392,523
Credit line availability                                       22,911           20,184
                                                          -----------      -----------
Total short-term capital resources                       $    449,646     $    412,707
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned operations.

The Company's major business operations are principally conducted through its HMOs and insurance company. HMOs and insurance companies are subject to state regulations that, among other things, may require those companies to maintain certain levels of equity and risk based capital, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. As of March 31, 2002, those subsidiaries of the Company were in compliance with all minimum capital requirements and exceeded all risk based capital requirements.

During the three months ended March 31, 2002, the Company repurchased an additional 737,700 shares of its common stock for a total cost of approximately $19.8 million. On February 14, 2002, the Board of Directors authorized a $30.0 million stock repurchase program to begin immediately. This authorization included the $17.9 million of unspent funds carried forward from the September 2001 authorization. At March 31, 2002 approximately $11.6 million of unspent authorization was available for future purchases. During the month of April 2002, the Company repurchased an additional 104,900 shares of its common stock for a total cost of approximately $3.1 million. On May 8, 2002, the Board of Directors authorized a $30.0 million stock repurchase program to begin immediately. The authorization included the $8.5 million of unspent funds carried forward from the February 2002 authorization.

As previously described in Note 1 to these consolidated condensed financial statements, in April 2002, the Company received payment of $41.0 million from Merck in settlement of its dispute with Merck over its 2000 cost guarantee.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's financial position or cash flow. The Company has no significant market risk with regard to liabilities and does not use special purpose entities. There are no material changes in market risk exposure at March 31, 2002 when compared with December 31, 2001.

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

On April 24, 2002, the Company and Merck-Medco Managed Care, LLC ("Merck") and related entities reached a settlement in the pending arbitration previously disclosed by the Company concerning Merck's obligations under the Integrated Drug Program Master Agreement for fiscal year ended 2000. Under the terms of the settlement agreement, the Company has received payment of $41 million.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of MAMSI was held on April 23, 2002. The following matters were submitted to a vote of the stockholders during the annual meeting:

(1) The following individuals were elected to the Board of Directors for a three year term with the indicated votes:

                                     For          Against      Abstain
                                  ----------      -------      -------
Francis C. Bruno, M.D.            42,752,599      700,939       None
Janet L. Norwood                  42,948,312      505,226       None
John A. Paganelli                 43,100,335      353,203       None
Ivan R. Sabel                     42,925,046      528,492       None
James A. Wild                     42,949,080      504,458       None

Board members whose term of office continued after the meeting are as follows:

Howard M. Arnold
Thomas P. Barbera
Raymond H. Cypess, D.V.M., Ph.D.
John W. Dillon
Robert E. Foss
Mark D. Groban, M.D.
John P. Mamana, M.D.
Edward J. Muhl

(2) The adoption of the 2002 Non-Qualified Stock Option Plan was ratified by a count of 36,516,629 affirmative votes, 6,786,689 negative votes and 150,220 abstentions.

There were no broker non-votes with respect to the election of Directors, the adoption of the 2002 Non-Qualified Stock Option Plan for Senior Executives.

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


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                  (Registrant)






Date: May 15, 2002  /s/    Robert E. Foss
                         ---------------------------------
                           Robert E. Foss Senior Executive Vice President and
                           Chief Financial Officer (duly authorized officer and
                           principal financial officer)