Form 10-Q
period 2002-06-30
MID ATLANTIC MEDICAL SERVICES INC
filed 2002-08-14
CIK 805037

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

    For the quarterly period ended June 30, 2002, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 46,525,822 shares of common stock, par value $.01, outstanding as of June 30, 2002.

 -----------------------------------------------------------------------
 -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                               June 30, 2002  December 31, 2001
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $      5,436     $      4,510
 Investment securities                                                               478,592          368,327
 Accounts receivable, net of allowance of $6,921 and $6,647                          124,658          105,343
 Prepaid expenses, advances and other                                                 30,988           27,194
 Deferred income taxes                                                                 1,826              216
                                                                                 -----------      -----------
   Total current assets                                                              641,500          505,590

 Property and equipment, net of accumulated
  depreciation of $64,778 and $59,426                                                 60,239           57,329
 Statutory deposits                                                                   17,610           17,690
 Other assets                                                                          9,405            9,385
 Deferred income taxes                                                                 6,647            4,219
                                                                                  ----------      -----------
   Total assets                                                                 $    735,401     $    594,213
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                          $      3,228     $      3,681
 Accounts payable                                                                     63,263           49,397
 Medical claims payable                                                              307,894          212,010
 Income taxes payable                                                                      -            1,315
 Deferred premium revenue                                                             33,466           37,698
 Deferred income taxes                                                                 6,789            8,641
                                                                                 -----------      -----------
   Total liabilities                                                                 414,640          312,742
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par, 100,000,000 shares authorized; 63,772,502 issued and
  46,525,822 outstanding at June 30, 2002; 63,772,502 issued
  and 47,884,422 outstanding at December 31, 2001                                        637              637
 Additional paid-in capital                                                          401,255          349,595
 Stock compensation trust (common stock held in trust) 6,959,669 shares outstanding at June 30, 2002;
  9,019,450 shares outstanding at December 31, 2001                                 (218,186)        (204,742)
 Treasury stock, 17,246,680 shares at June 30, 2002; 15,888,080 shares at
  December 31, 2001                                                                 (225,320)        (185,110)
 Accumulated other comprehensive income                                                6,536            2,528
 Retained earnings                                                                   355,839          318,563
                                                                                 -----------      -----------
   Total stockholders' equity                                                        320,761          281,471
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    735,401     $    594,213
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                  June 30,          June 30,
                                                                                    2002              2001
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    558,615      $    433,125
  Fee and other                                                                        5,735             5,247
  Life and short-term disability premium                                               2,250             2,007
  Home health services                                                                 4,976             6,200
  Investment                                                                           3,687             3,896
                                                                                 -----------       -----------
    Total revenue                                                                    575,263           450,475
                                                                                 -----------       -----------
Expense
  Medical                                                                            480,321           374,299
  Life and short-term disability claims                                                  966               652
  Home health patient services                                                         5,963             5,473
  Administrative (including interest expense of $158 and $170)                        60,749            52,232
                                                                                 -----------       -----------
    Total expense                                                                    547,999           432,656
                                                                                 -----------       -----------
Income before income taxes                                                            27,264            17,819

Income tax expense                                                                    (8,841)           (5,833)
                                                                                 -----------       -----------

Net income                                                                      $     18,423      $     11,986
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .47      $        .31
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .44      $        .30
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                  June 30,          June 30,
                                                                                    2002              2001
                                                                                ------------      ------------
Revenue
  Health premium                                                                $  1,092,625      $    839,872
  Fee and other                                                                       11,290            10,866
  Life and short-term disability premium                                               4,402             3,979
  Home health services                                                                10,220            12,971
  Investment                                                                           6,889             7,448
                                                                                 -----------       -----------
    Total revenue                                                                  1,125,426           875,136
                                                                                 -----------       -----------
Expense
  Medical                                                                            935,765           722,110
  Life and short-term disability claims                                                1,751             1,678
  Home health patient services                                                        10,737            10,850
  Administrative (including interest expense of $317 and $317)                       122,235           103,360
                                                                                 -----------       -----------
    Total expense                                                                  1,070,488           837,998
                                                                                 -----------       -----------
Income before income taxes                                                            54,938            37,138

Income tax expense                                                                   (17,662)          (12,270)
                                                                                 -----------       -----------

Net income                                                                      $     37,276      $     24,868
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .95      $        .65
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .89      $        .62
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                   (Unaudited)

                                                                                                   Six Months
                                                                                                     Ended
                                                                                                 June 30, 2002
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     37,276
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      5,710
    Provision for bad debts                                                              274
    Credit for deferred income taxes                                                  (8,048)
    Loss on sale and disposal of fixed assets                                             19
    Stock option tax benefit                                                          13,987
    Increase in accounts receivable                                                  (19,589)
    Increase in prepaid expenses, advances, and other                                 (3,794)
    Increase in accounts payable                                                      13,866
    Decrease in income taxes payable                                                  (1,315)
    Increase in medical claims payable                                                95,884
    Decrease in deferred premium revenue                                              (4,232)
                                                                                 -----------
        Total adjustments                                                                               92,762
                                                                                                   -----------
        Net cash provided by operating activities                                                      130,038

Cash flows used in investing activities:
  Purchases of investment securities                                                (389,673)
  Sales of investment securities                                                     285,760
  Purchases of property and equipment                                                 (8,547)
  Purchases of statutory deposits                                                       (244)
  Maturities of statutory deposits                                                       100
  Purchases of other assets                                                             (168)
  Proceeds from sale of assets                                                            94
                                                                                 -----------
        Net cash used in investing activities                                                         (112,678)

Cash flows used in financing activities:
  Decrease in short-term borrowings                                                     (453)
  Exercise of stock options                                                           24,229
  Purchase of treasury stock                                                         (40,210)
                                                                                 -----------
        Net cash used in financing activities                                                          (16,434)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                  926

Cash and cash equivalents at beginning of period                                                         4,510
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      5,436
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

INTRODUCTION

Mid Atlantic Medical Services, Inc. ("MAMSI") is a holding company whose subsidiaries are active in managed health care and other life and health insurance related activities. MAMSI's principal markets are currently in Maryland, Virginia, the District of Columbia, Delaware, West Virginia, North Carolina and Pennsylvania. MAMSI and its subsidiaries (collectively referred to as the "Company") have developed a broad range of health care and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), a preferred provider organization ("PPO"), a life and health insurance company, home health care and home infusion services companies, a hospice company, a coordination of benefits identification and collections company and part ownership in an outpatient surgery center.

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

Other MAMSI subsidiaries include Alliance PPO, LLC, which provides a delivery network of physicians to employers and insurance companies in association with various health plans, and provides psychiatric services principally to third party payors or self-insured employer groups. MAMSI Life and Health Insurance Company develops and markets indemnity health products, and group life, accidental death and short-term disability insurance. HomeCall, Inc., FirstCall, Inc., and HomeCall Pharmaceutical Services, Inc. provide in-home medical care including skilled nursing, infusion and therapy to MAMSI's HMO members and other payors. HomeCall Hospice Services, Inc. provides services to terminally ill patients and their families. Beginning in January 2001, Alliance Recovery Services, LLC provides coordination of benefit identification and collection services to third party administrators and insurance companies

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of June 30, 2002, the consolidated statements of income for the three and six months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 2001 audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

The Company has entered into certain long-term medical services related vendor contracts, some of which include incentives or cost guarantees designed to provide savings to the Company over several years. The Company typically accounts for the benefit derived from these incentives or guarantees ratably over the contract period as a reduction to medical expense. Because of the complexity of the Company's product offerings as well as obligations imposed under the contracts, and the timing of settlement of various contractual periods, disputes may arise as to the degree of satisfaction of the various contractual obligations which could result in material adjustments to the Company's financial statements. In the case of one of these contracts, a dispute with the Company's pharmacy benefits manager, Merck-Medco Managed Care, LLC ("Merck"), had arisen which involved the approximately $41 million receivable MAMSI had recorded related to the settlement of a cost guarantee for the year 2000. The Company is recording the benefit related to the 2000 guarantee over the three year term of the contract which commenced in January 2000. From inception through June 30, 2002, the Company has recognized approximately $34 million of the guarantee as a reduction of medical expense. On April 24, 2002 the Company reached a settlement of its dispute with Merck over its 2000 cost guarantee. Under the terms of the settlement, the Company has received payment of $41 million.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Three Months Ended           Six Months Ended
                                                June 30,      June 30,      June 30,      June 30,
                                                  2002          2001          2002          2001
                                               ----------    ----------    ----------    ----------
Numerator:
 Net income                                    $   18,423    $   11,986    $   37,276    $   24,868
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    39,229,386    38,511,079    39,143,705    38,385,990
 Dilutive securities - employee stock options   2,962,123     1,472,524     2,771,493     1,701,429
 Denominator for diluted earnings per share
  - adjusted weighted average shares           42,191,509    39,983,603    41,915,198    40,087,419


Options to purchase approximately 7,000 shares of common stock at various prices were outstanding at June 30, 2002, but were not included in the computation of diluted earnings per share because the option proceeds would exceed the average market price and, therefore, the effect would be antidilutive.

During the first six months of 2002 and 2001, total comprehensive income amounted to $41,284,000 and $26,407,000, respectively.

The Company maintains a stock compensation trust (SCT") to fund its obligations arising from its various stock option plans. Shares held by the SCT are excluded from the denominator used in calculating basic and diluted earnings per common share.

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

NOTE 4 - REPORTABLE SEGMENTS

The Company's principal business is providing health insurance products. The Company has two reportable segments: commercial risk products and preferred provider organizations. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio or investment income. Management does not allocate assets in the measurement of segment profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in the Company's 2001 Form 10-K.

                                                Three Months Ending               Six Months Ending
                                             June 30,         June 30,         June 30,         June 30,
                                               2002             2001             2002             2001
In 000's                                   ------------     ------------     ------------     ------------
Revenues:
 Commercial risk                           $    558,615     $    433,125     $  1,092,625     $    839,872
 Preferred provider organizations                 5,735            5,247           11,290           10,866
 All other                                        7,226            8,207           14,622           16,950
                                            -----------      -----------      -----------      -----------
                                           $    571,576     $    446,579     $  1,118,537     $    867,688
                                            ===========      ===========      ===========      ===========

Income before taxes:
 Commercial risk                           $     22,873     $     10,972     $     45,378     $     23,740
 Preferred provider organizations                 2,868            2,624            5,646            5,434
 All other                                       (2,053)             483           (2,768)             814
                                            -----------      -----------      -----------      -----------
                                           $     23,688     $     14,079     $     48,256     $     29,988
                                            ===========      ===========      ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                Three Months Ending               Six Months Ending
                                             June 30,         June 30,         June 30,         June 30,
                                               2002             2001             2002             2001
In 000's                                   ------------     ------------     ------------     ------------
Total profit from reportable segments      $     25,741     $     13,596     $     51,024     $     29,174
Other (loss) profit                              (2,053)             483           (2,768)             814
Unallocated amounts:
 Investment income                                3,576            3,740            6,682            7,150
                                            -----------      -----------      -----------      -----------
Income before taxes                        $     27,264     $     17,819     $     54,938     $     37,138
                                            ===========      ===========      ===========      ===========


                     MID ATLANTIC MEDICAL SERVICES, INC.
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

All forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is based on management's current knowledge of factors, all of which have inherent risks and uncertainties, that affect MAMSI's business. MAMSI's actual results may differ materially if these assumptions prove invalid. Significant risk factors, while not all-inclusive, are:

1. The possibility of increasing price competition in the Company's service area.

2. The effect on the Company due to a weak economy.

3. The effect on the Company due to the recent acts of terrorism and the threat of future attacks.

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

DISCUSSION OF MAMSI's BUSINESS AND IMPORTANT ACCOUNTING MATTERS

MAMSI, through its 100% owned subsidiary companies, is predominately in the business of selling various forms of health insurance. In 2002, 97% of revenues were earned from the sale of health insurance products, mostly to employers who purchase health insurance for their employees. Since premium rates are generally fixed for a one year period, it is critical to the Company's continued financial success that its prices are set at levels that will at least cover the next policy year's medical costs for members plus administrative costs to pay claims, provide member services, pay taxes, and cover other related costs.

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

The buildings that the Company owns and uses in its operations do not have mortgages; they are owned free and clear. The Company's funds are held in cash or invested in money market accounts, tax exempt securities and other debt securities. All of the bonds we own have investment ratings of "A" or better.

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

Another important accounting policy relates to our risk sharing contracts. Certain of the Company's larger medical services related vendors offer various forms of "risk-sharing" or "guarantees" as a part of their contractual relationship with us. These arrangements are not significant in relation to the Company's financial statements with one exception; the Company's risk-sharing arrangement with its Pharmacy Benefits Manager ("PBM"). The Company's PBM is responsible for providing administrative and technical support as well as providing the ability to process pharmacy transactions on a real time basis. The Company's current PBM is Merck. As a part of its contract with us, Merck agreed to a pharmacy cost guarantee related to fiscal year 2000. We are recording the amount due under this guarantee over the contract term of three years, which commenced January 2000. The total value of the guarantee we estimated for financial statement purposes is approximately $41 million of which approximately $34 million has been recorded in our financial statements as a reduction of medical expense over the first two years and six months of the contract. At December 31, 2001, approximately $28 million was also reported in the balance sheet as a reduction of medical claims payable. In April 2002 the Company received payment of $41 million from Merck. At June 30, 2002, the remaining $7 million of the guarantee yet to be recognized is reported in the balance sheet in accounts payable.

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


RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

Consolidated net income of the Company was $18,423,000 and $11,986,000 for the second quarters of 2002 and 2001, respectively. Diluted earnings per share were $.44 and $.30 in the second quarters of 2002 and 2001, respectively. This increase in earnings is attributable to an increase in members, an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue ("medical care ratio"), and a reduction in administrative expenses as a percentage of total revenue ("administrative expense ratio"). The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Health premium revenue for the three months ended June 30, 2002 increased approximately $125.5 million or 29.0 percent over the three months ended June 30, 2001. A 17.6 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $76.3 million in health premium revenue, while a 9.7 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $49.2 million increase in health premium revenue. Management believes that commercial health premiums should continue to increase during 2002 as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and medical cost inflation, both of which cause the Company to increase its premium rates. This is a forward- looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its products. As the Company's contracts are generally for a one year period, increased pricing generally cannot be initiated until a contract reaches its renewal date. Therefore, price increases are not implemented across the Company's membership at the same time. Overall, commercial premium rate increases are expected to continue in 2002 by approximately 12.0%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, and increased competition in the Company's service area.

The Company's home health operations contributed approximately $5.0 million in revenue in the second quarter of 2002 as compared with $6.2 million in the second quarter of 2001 reflective of a decrease in services provided to non-affiliated companies.

Life and short-term disability products contributed $2.3 million in revenue in the second quarter of 2002 as compared with $2.0 million for the first quarter of 2001.

Investment income decreased from $3.9 million in the second quarter of 2001 to $3.7 million in the second quarter of 2002 primarily due to a decrease in interest rates.

The medical care ratio decreased from 86.4% for the second quarter of 2001 to 86.0% for the second quarter of 2002. On a per member per month basis, medical expenses increased 9.1 percent. The decrease in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, and also increased premiums per member. The ongoing initiatives should help to control the Company's medical care ratio. The medical expense trend is expected to be between 11.0% and 11.5% for 2002. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and trend and future increases in health premiums per member, are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

Administrative expenses as a percentage of revenue ("administrative expense ratio") decreased to 10.6 percent for the second quarter of 2002 as compared to
11.6 percent for the same period in 2001. The decrease in the administrative expense ratio is principally due to increases in premium rates and membership, and management's efforts to control costs as the business volume increases. Management believes that the administrative expense ratio will be 11.0% for all of 2002. Management's expectation concerning the administrative expense ratio is a forward- looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas, increased administrative activity related to business volume and to price increases from the Company's vendors.

The net margin rate  increased from 2.7 percent in the second quarter of 2001 to
3.2 percent in the current quarter. This increase is consistent with the factors previously described.

THE SIX MONTHS  ENDED JUNE 30, 2002  COMPARED  TO THE SIX MONTHS  ENDED JUNE 30,
2001

The Company's consolidated net income for the six months ended June 30, 2002 increased to $37,276,000 from $24,868,000 for the six months ended June 30, 2001. Diluted earnings per share on net income increased from $.62 in the first six months of 2001 to $.89 for the same period in 2002. The increase in earnings is primarily attributable to increased premiums per member and reduction in the medical care and administrative expense ratios.

Health premium revenue for the six months ended June 30, 2002 increased approximately $252.8 million or 30.1 percent over the six months ended June 30, 2001. An 11.5 percent increase in average premiums per HMO and indemnity enrollee increased health premium revenue by approximately $112.5 million and a
16.7 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $140.2 million in health premium revenue.

The Company's home health operations contributed approximately $10.2 million in revenue in the first six months of 2002 as compared with $13.0 million in the first six months of 2001 reflective of a decrease in services provided to non-affiliated companies.

Revenue from life and short-term disability products contributed $4.4 million in revenue for the first six months of 2002 as compared to $4.0 million in the first six months of 2001.

Investment income decreased from $7.4 million in the first six months of 2001 to $6.9 million in the first six months of 2002 primarily due to a decrease in interest rates.

The medical care ratio decreased to 85.6 percent for the six months ended June 30, 2002 as compared to 86.0 percent for the comparable period in 2001. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The administrative expense ratio decreased to 10.9 percent for the first six months of 2002 as compared to 11.8 percent for the comparable period in 2001. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The net margin rate increased from 2.8 percent for the first six months of 2001 to 3.3 percent for the comparable period of 2002. This increase is consistent with the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is not capital intensive and the majority of the Company's expenses are payments to physicians and health care practitioners, which generally vary in direct proportion to the health premium revenues received by the Company. Although medical utilization rates vary by season, the payments for such expenses lag behind cash inflow from premiums because of the lag in provider billing procedures. In the past, the Company's cash requirements have been met principally from operating cash flow, and it is anticipated that this source, coupled with the Company's retained earnings and capital and operating line-of- credit, will continue to be sufficient in the future.

The Company's cash and investment securities increased $111.2 million from $372.8 million at December 31, 2001 to $484.0 million at June 30, 2002, primarily due to the timing of medical expense payments which traditionally lag behind the receipt of increased premiums per member, the $41.0 million payment received from Merck in April 2002, cash received from exercise of stock options and net income offset by the effect of treasury stock purchases. Accounts receivable increased from $105.3 million at December 31, 2001 to $124.7 million at June 30, 2002, due to significant new and renewal member activity. Prepaid expenses, advances and other increased from $27.2 million at December 31, 2001 to $31.0 million at June 30, 2002 due to an increase in income tax amounts paid in advance and an increase in working capital advances paid to Maryland hospitals, offset by a reduction in the unamortized portion of prepayments for maintenance and insurance policies which cover the Company's assets and business operations.

Net property and equipment increased from $57.3 million at December 31, 2001 to $60.2 million at June 30, 2002 primarily due to the purchase of furniture and computer hardware necessitated by the Company's growth, in addition to the purchase of a parcel of land adjacent to an existing Company owned facility.

Medical claims payable increased from $212.0 million at December 31, 2001 to $307.9 million at June 30, 2002, primarily due to increased membership and an increase in medical expenses per member, the timing of payments to physicians and health care practitioners, and the receipt of the $41.0 million payment from Merck which had been recorded as a reduction of medical claims payable. Deferred premium revenue decreased from $37.7 million at December 31, 2001 to $33.5 million at June 30, 2002 due to a decrease in cash payments received in advance of the premium coverage period.

Additional paid-in capital increased from $349.6 million at December 31, 2001 to $401.3 million at June 30, 2002, principally due to the exercise of employee stock options and a increase in the market value of the shares of the Company's stock held in the stock compensation trust ("SCT").

The value of the SCT increased from $204.7 million at December 31, 2001 to $218.2 million at June 30, 2002 primarily due to the increase in the market value of the shares of the Company's stock held in the SCT offset by the exercise of employee stock options. For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheets. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and the fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital.

Treasury stock increased from $185.1 million at December 31, 2001 to $225.3 million at June 30, 2002 due to the purchase of 1,358,600 additional shares by the Company at a total cost of $40.2 million.

The Company currently has access to total revolving credit facilities of $29.0 million which are subject to annual renewal and collateral requirements, and are used to provide short-term capital resources for routine cash flow fluctuations. At June 30, 2002, the Company's investment security balances used as collateral, which are parent company only investments, fell below the minimum collateral requirements thereby reducing the credit line availability to $25.6 million. In addition, at June 30, 2002, approximately $3.2 million was drawn against these facilities, and approximately $454,000 in letters of credit were outstanding. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                           June 30,      December 31,
                                                             2002             2001
                                                         ------------     ------------
Cash and cash equivalents                                $      5,436     $      4,510
Investment securities                                         478,592          368,327
Working capital advances to Maryland hospitals                 21,972           19,686
                                                          -----------      -----------
Total available liquid assets                                 506,000          392,523
Credit line availability                                       21,953           20,184
                                                          -----------      -----------
Total short-term capital resources                       $    527,953     $    412,707
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned operations.

The Company's major business operations are principally conducted through its HMOs and an insurance company. HMOs and insurance companies are subject to state regulations that, among other things, may require those companies to maintain certain levels of equity and risk based capital, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. As of June 30, 2002, those subsidiaries of the Company were in compliance with all minimum capital requirements and exceeded all risk based capital requirements.

During the three months ended June 30, 2002, the Company repurchased an additional 620,900 shares of its common stock for a total cost of approximately $20.4 million. On May 8, 2002, the Board of Directors authorized a $30.0 million stock repurchase program to begin immediately. This authorization included the $8.5 million of unspent funds carried forward from the February 2002 authorization. At June 30, 2002, approximately $12.7 million of unspent authorization was available for future purchases. During the month of July 2002, the Company repurchased an additional 405,700 shares of its common stock for a total cost of approximately $12.2 million. On August 7, 2002, the Board of Directors authorized a $40.0 million stock repurchase program to begin immediately. The authorization included the $.5 million of unspent funds carried forward from the May 2002 authorization.

As previously described in Note 1 to these consolidated condensed financial statements, in April 2002, the Company received payment of $41.0 million from Merck in settlement of its dispute with Merck over its 2000 cost guarantee.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's financial position or cash flow. The Company has no significant market risk with regard to liabilities and does not use special purpose entities. There are no material changes in market risk exposure at June 30, 2002 when compared with December 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In September 2000, the Company and other HMOs operating in Maryland were served with similar class action lawsuits challenging the constitutionality of the law which allows the Company to subrogate against other insurance companies. The action against the Company was filed in the Circuit Court for Montgomery County, Maryland which recently ruled in another case which is now on appeal to the Maryland Court of Appeals that the subrogation law was constitutional. The Company believes that its operations with respect to the law are valid. However, the Company is not able to predict, at this time, the ultimate outcome of this action.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None
(b) In a report on Form 8-K dated April 29,  2002,  the Company  reported  under
Item 5 "Other Events" a settlement in the Demand for Arbitration filed against Merck-Medco Managed Care, LLC and related entities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                     MID ATLANTIC MEDICAL SERVICES, INC.
                --------------------------------------------
                                  (Registrant)






Date: August 14, 2002  /s/    Robert E. Foss
                         -------------------------------------
                              Robert E. Foss
                              Senior Executive Vice President and
                              Chief Financial Officer (duly authorized officer
                              and principal financial officer)






                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Mid Atlantic Medical Services, Inc. ("Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



August 14, 2002       /s/  Thomas P. Barbera
                          ----------------------------------------------
                           Name: Thomas P. Barbera
                          Title: President and Chief Executive Officer



                      /s/  Robert E. Foss
                          ----------------------------------------------
                           Name: Robert E. Foss
                          Title: Senior Executive Vice President and
                                 Chief Financial Officer