Form 10-Q
period 2002-09-30
MID ATLANTIC MEDICAL SERVICES INC
filed 2002-11-14
CIK 805037

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

    For the quarterly period ended September 30, 2002, or

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

           Yes  X                        No

The number of shares outstanding of each of the issuer's classes of common stock was 47,861,522 shares of common stock, par value $.01, outstanding as of September 30, 2002.

     -----------------------------------------------------------------------
     -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)

                                                                                (Unaudited)        (Note)
                                                                           September 30, 2002  December 31, 2001
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $      9,044     $      4,510
 Investment securities                                                               508,817          368,327
 Accounts receivable, net of allowance of $7,092 and $6,647                          123,251          105,343
 Prepaid expenses, advances and other                                                 39,337           27,194
 Deferred income taxes                                                                 4,377              216
                                                                                 -----------      -----------
   Total current assets                                                              684,826          505,590

 Property and equipment, net of accumulated
  depreciation of $67,271 and $59,426                                                 59,604           57,329
 Statutory deposits                                                                   19,012           17,690
 Other assets                                                                          8,964            9,385
 Deferred income taxes                                                                 8,636            4,219
                                                                                  ----------      -----------
   Total assets                                                                 $    781,042     $    594,213
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                          $      3,268     $      3,681
 Accounts payable                                                                     57,342           47,730
 Medical claims payable                                                              321,900          212,010
 Income taxes payable                                                                  6,833            1,315
 Deferred premium revenue                                                             35,844           37,698
 Unearned revenue                                                                     15,186            1,667
 Deferred income taxes                                                                 7,689            8,641
                                                                                 -----------      -----------
   Total liabilities                                                                 448,062          312,742
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par, 100,000,000 shares authorized; 65,772,502 issued and 47,861,522 outstanding at September 30, 2002; 63,772,502 issued
  and 47,884,422 outstanding at December 31, 2001                                        657              637
 Additional paid-in capital                                                          501,054          349,595
 Stock compensation trust (common stock held in trust)
  8,571,482 shares outstanding at September 30, 2002;
  9,019,450 shares outstanding at December 31, 2001                                 (310,288)        (204,742)
 Treasury stock, 17,910,980 shares at September 30, 2002;
  15,888,080 shares at December 31, 2001                                            (246,581)        (185,110)
 Accumulated other comprehensive income                                                9,776            2,528
 Retained earnings                                                                   378,362          318,563
                                                                                 -----------      -----------
   Total stockholders' equity                                                        332,980          281,471
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    781,042     $    594,213
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                               September 30,     September 30,
                                                                                    2002              2001
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    577,900      $    443,092
  Fee and other                                                                        5,210             5,055
  Life and short-term disability premium                                               2,297             1,999
  Home health services                                                                 6,146             5,622
  Investment                                                                           3,914             3,899
                                                                                 -----------       -----------
    Total revenue                                                                    595,467           459,667
                                                                                 -----------       -----------
Expense
  Medical                                                                            492,402           377,582
  Life and short-term disability claims                                                1,114               846
  Home health patient services                                                         5,798             5,923
  Administrative (including interest expense of $142 and $312)                        62,516            52,698
                                                                                 -----------       -----------
    Total expense                                                                    561,830           437,049
                                                                                 -----------       -----------
Income before income taxes                                                            33,637            22,618

Income tax expense                                                                   (11,114)           (7,582)
                                                                                 -----------       -----------

Net income                                                                      $     22,523      $     15,036
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .57      $        .38
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .54      $        .36
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                               September 30,      September 30,
                                                                                    2002              2001
                                                                                ------------      ------------
Revenue
  Health premium                                                                $  1,670,525      $  1,282,964
  Fee and other                                                                       16,500            15,921
  Life and short-term disability premium                                               6,699             5,978
  Home health services                                                                16,366            18,593
  Investment                                                                          10,803            11,347
                                                                                 -----------       -----------
    Total revenue                                                                  1,720,893         1,334,803
                                                                                 -----------       -----------
Expense
  Medical                                                                          1,428,167         1,099,692
  Life and short-term disability claims                                                2,865             2,524
  Home health patient services                                                        16,535            16,773
  Administrative (including interest expense of $459 and $629)                       184,751           156,058
                                                                                 -----------       -----------
    Total expense                                                                  1,632,318         1,275,047
                                                                                 -----------       -----------
Income before income taxes                                                            88,575            59,756

Income tax expense                                                                   (28,776)          (19,852)
                                                                                 -----------       -----------

Net income                                                                      $     59,799      $     39,904
                                                                                 ===========       ===========

Basic earnings per common share                                                 $       1.53      $       1.03
                                                                                 ===========       ===========

Diluted earnings per common share                                               $       1.43      $        .98
                                                                                 ===========       ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                   Nine Months
                                                                                                     Ended
                                                                                               September 30, 2002
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     59,799
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      8,251
    Provision for bad debts                                                              445
    Credit for deferred income taxes                                                 (13,433)
    Loss on sale and disposal of fixed assets                                             24
    Stock option tax benefit                                                          17,269
    Increase in accounts receivable                                                  (18,353)
    Increase in prepaid expenses, advances, and other                                (11,851)
    Increase in accounts payable                                                       9,612
    Increase in income taxes payable                                                   5,518
    Increase in medical claims payable                                               109,890
    Decrease in deferred premium revenue                                              (1,854)
    Increase in unearned revenue                                                      13,519
                                                                                 -----------
        Total adjustments                                                                              119,037
                                                                                                   -----------
        Net cash provided by operating activities                                                      178,836

Cash flows used in investing activities:
  Purchases of investment securities                                                (574,349)
  Sales of investment securities                                                     445,221
  Purchases of property and equipment                                                (10,425)
  Purchases of statutory deposits                                                     (1,681)
  Maturities of statutory deposits                                                       100
  Purchases of other assets                                                             (122)
  Proceeds from sale of assets                                                           174
                                                                                 -----------
        Net cash used in investing activities                                                         (141,082)

Cash flows used in financing activities:
  Decrease in short-term borrowings                                                     (413)
  Exercise of stock options                                                           28,664
  Purchase of treasury stock                                                         (61,471)
                                                                                 -----------
        Net cash used in financing activities                                                          (33,220)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                4,534

Cash and cash equivalents at beginning of period                                                         4,510
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      9,044
                                                                                                   ===========

            See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                                  Nine Months
                                                                                                     Ended
                                                                                              September 30, 2001
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     39,904
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      8,007
    Provision for bad debts                                                              333
    Provision for deferred income taxes                                                4,689
    Gain on sale and disposal of fixed assets                                            (1)
    Stock option tax benefit                                                           6,384
    Increase in accounts receivable                                                  (14,664)
    Decrease in prepaid expenses, advances and other                                      86
    Increase in accounts payable                                                       7,037
    Increase in medical claims payable                                                25,500
    Increase in deferred premium revenue                                              11,263
    Decrease in unearned revenue                                                      (1,250)
                                                                                 -----------
        Total adjustments                                                                               47,384
                                                                                                   -----------
        Net cash provided by operating activities                                                       87,288

Cash flows used in investing activities:
  Purchases of investment securities                                                (385,904)
  Sales of investment securities                                                     310,153
  Purchases of property and equipment                                                 (7,608)
  Purchases of statutory deposits                                                     (5,245)
  Maturities of statutory deposits                                                     2,149
  Purchases of other assets                                                             (534)
  Proceeds from sale of assets                                                           123
                                                                                 -----------
        Net cash used in investing activities                                                          (86,866)

Cash flows used in financing activities:
  Increase in short-term borrowings                                                      178
  Exercise of stock options                                                           36,428
  Purchase of treasury stock                                                         (38,583)
                                                                                 -----------
        Net cash used in financing activities                                                           (1,977)
                                                                                                   -----------
Net decrease in cash and cash equivalents                                                               (1,555)

Cash and cash equivalents at beginning of period                                                         5,047
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      3,492
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

Other MAMSI subsidiaries include Alliance PPO, LLC, which provides a delivery network of physicians to employers and insurance companies in association with various health plans, and provides psychiatric services principally to third party payors or self-insured employer groups. MAMSI Life and Health Insurance Company develops and markets indemnity health products, and group life, accidental death and short-term disability insurance. HomeCall, Inc., FirstCall, Inc., and HomeCall Pharmaceutical Services, Inc. provide in-home medical care including skilled nursing, infusion and therapy to MAMSI's HMO members and other payors. HomeCall Hospice Services, Inc. provides services to terminally ill patients and their families. Beginning in January 2001, Alliance Recovery Services, LLC provides coordination of benefit identification and collection services to third party administrators and insurance companies.

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of September 30, 2002, the consolidated statements of income for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 2001 audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

The Company has entered into certain long-term medical services related vendor contracts, some of which include incentives or cost guarantees designed to provide savings to the Company over several years. The Company typically accounts for the benefit derived from these incentives or guarantees ratably over the contract period as a reduction to medical expense. Because of the complexity of the Company's product offerings as well as obligations imposed under the contracts, and the timing of settlement of various contractual periods, disputes may arise as to the degree of satisfaction of the various contractual obligations which could result in material adjustments to the Company's financial statements. In the case of one of these contracts, a dispute with the Company's pharmacy benefits manager, Medco Health Solutions, Inc. (formerly known as Merck- Medco Managed Care, LLC) ("Merck"), had arisen which involved approximately $41.0 million MAMSI had recorded as a receivable related to the settlement of a cost guarantee for the year 2000. The Company is recording the benefit related to the 2000 guarantee over the three year term of the contract which expires on December 31, 2002. From inception through September 30, 2002, the Company has recognized approximately $37.7 million of the guarantee as a reduction of medical expense. On April 24, 2002, the Company reached a settlement of its dispute with Merck over its 2000 cost guarantee. Under the terms of the settlement, the Company has received payment of $41.0 million.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Three Months Ended           Nine Months Ended
                                              September 30, September 30, September 30, September 30,
                                                  2002          2001          2002          2001
                                               ----------    ----------    ----------    ----------
Numerator:
 Net income                                    $   22,523    $   15,036    $   59,799   $    39,904
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    39,318,030    39,132,229    39,201,813    38,634,736
 Dilutive securities - employee stock options   2,330,796     2,360,157     2,624,594     1,921,005
 Denominator for diluted earnings per share
  - adjusted weighted average shares           41,648,826    41,492,386    41,826,407    40,555,741


Options to purchase approximately 14,700 shares of common stock at various prices were outstanding at September 30, 2002, but were not included in the computation  of diluted  earnings per share  because the option  proceeds  would
exceed  the  average   market  price  and,   therefore,   the  effect  would  be
antidilutive.

During the first nine months of 2002 and 2001, total comprehensive income amounted to $67,047,000 and $42,960,000, respectively.

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

                                                Three Months Ending               Nine Months Ending
                                           September 30,   September 30,    September 30,    September 30,
                                               2002             2001             2002             2001
In 000's                                   ------------     ------------     ------------     ------------
Revenues:
 Commercial risk                           $    577,900     $    443,092     $  1,670,525     $  1,282,964
 Preferred provider organizations                 5,210            5,055           16,500           15,921
 All other                                        8,443            7,621           23,065           24,571
                                            -----------      -----------      -----------      -----------
                                           $    591,553     $    455,768     $  1,710,090     $  1,323,456
                                            ===========      ===========      ===========      ===========

Income before taxes:
 Commercial risk                           $     28,223     $     16,974     $     73,601     $     40,714
 Preferred provider organizations                 2,605            2,527            8,251            7,961
 All other                                         (988)            (626)          (3,756)             188
                                            -----------      -----------      -----------      -----------
                                           $     29,840     $     18,875     $     78,096     $     48,863
                                            ===========      ===========      ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                Three Months Ending               Nine Months Ending
                                           September 30,    September 30,    September 30,    September 30,
                                               2002             2001             2002             2001
In 000's                                   ------------     ------------     ------------     ------------
Total profit from reportable segments      $     30,828     $     19,501     $     81,852     $     48,675
Other (loss) profit                                (988)            (626)          (3,756)             188
Unallocated amounts:
 Investment income                                3,797            3,743           10,479           10,893
                                            -----------      -----------      -----------      -----------
Income before taxes                        $     33,637     $     22,618     $     88,575     $     59,756
                                            ===========      ===========      ===========      ===========


                       MID ATLANTIC MEDICAL SERVICES, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

All forward-looking information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is based on management's current knowledge of factors, all of which have inherent risks and uncertainties, that affect MAMSI's business. MAMSI's actual results may differ materially if these assumptions prove invalid. Significant risk factors, while not all-inclusive, are:

1. The possibility of increasing price competition in the Company's service area.

2. The effect of a weak economy on the Company.

3. The effect on the Company due to the acts of terrorism and the threat of future attacks.

4. The possibility that the Company is not able to increase its market share at the anticipated premium rates.

5. The possibility of increased litigation, legislation or regulation (such as the numerous class action lawsuits that have been filed against managed care companies and the pending initiatives to increase health care regulation) that might have the potential for increased costs, and/or increased regulation of rates which might have the potential to decrease revenue.

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

Another important accounting policy relates to our risk sharing contracts. Certain of the Company's larger medical services related vendors offer various forms of "risk-sharing" or "guarantees" as a part of their contractual relationship with us. These arrangements are not significant in relation to the Company's financial statements with one exception; the Company's risk-sharing arrangement with its Pharmacy Benefits Manager ("PBM"). The Company's PBM is responsible for providing administrative and technical support as well as providing the ability to process pharmacy transactions on a real time basis. The Company's current PBM is Merck. As a part of its contract with us, Merck agreed to a pharmacy cost guarantee related to fiscal year 2000. We are recording the amount due under this guarantee over the contract term of three years, which commenced January 2000. The total value of the guarantee we estimated for financial statement purposes is approximately $41.0 million of which approximately $37.7 million has been recorded in our financial statements as a reduction of medical expense over the first two years and nine months of the contract. At December 31, 2001, approximately $28.1 million was also reported in the balance sheet as a reduction of medical claims payable. In April 2002 the Company received payment of $41.0 million from Merck. At September 30, 2002, the remaining $3.3 million of the guarantee yet to be recognized is reported on the balance sheet as unearned revenue.

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


RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Consolidated net income of the Company was $22,523,000 and $15,036,000 for the third quarters of 2002 and 2001, respectively. Diluted earnings per share were $.54 and $.36 in the third quarters of 2002 and 2001, respectively. This increase in earnings is attributable to an increase in members, an increase in premiums per member, the stability in medical expenses as a percentage of health premium revenue ("medical care ratio"), and a reduction in administrative expenses as a percentage of total revenue ("administrative expense ratio"). The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its marketplace. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Health premium revenue for the three months ended September 30, 2002 increased approximately $134.8 million or 30.4 percent over the three months ended September 30, 2001. A 16.6 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $73.4 million in health premium revenue, while an 11.9 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $61.4 million increase in health premium revenue. Management believes that commercial health premiums should continue to increase during the remainder of 2002 and in 2003 as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and medical cost inflation, both of which cause the Company to increase its premium rates. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its products. As the Company's contracts are generally for a one year period, increased pricing generally cannot be initiated until a contract reaches its renewal date. Therefore, price increases are not implemented across the Company's membership at the same time. Overall, commercial premium rate increases are expected to continue in 2002 and increase in 2003 by approximately 12.5%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, and increased competition in the Company's service area. The Company currently anticipates its 2003 membership growth to be in the 4% to 5% range.

The Company's home health operations contributed $6.1 million in revenue in the third quarter of 2002 as compared with $5.6 million in the third quarter of 2001 reflective of an increase in services provided to non- affiliated companies.

Life and short-term disability products contributed $2.3 million in revenue in the third quarter of 2002 as compared with $2.0 million for the third quarter of 2001.

As investment balances continue to increase, investment income remained stable at $3.9 million in the third quarters of 2002 and 2001 primarily due to the decline in interest rates.

The medical care ratio remained stable at 85.2% for the third quarters of 2002 and 2001. On a per member per month basis, medical expenses increased 11.9 percent. The stability in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, and also increased premiums per member. The ongoing initiatives should help to control the Company's medical care ratio. The medical expense trend is expected to be between 11.2% and 11.8% for 2002 and approximately 12% for 2003. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and trend and future increases in health premiums per member, are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

The administrative expense ratio decreased to 10.5 percent for the third quarter of 2002 as compared to 11.5 percent for the same period in 2001. The decrease in the administrative expense ratio is principally due to increases in premium rates and membership, and management's efforts to control costs as the business volume increases. Management believes that the administrative expense ratio will be 10.7% or 10.8% for all of 2002 and 2003. Management's expectations concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas, increased administrative activity related to business volume and to price increases from the Company's vendors.

The net margin rate  increased  from 3.3 percent in the third quarter of 2001 to
3.8 percent in the current quarter. This increase is consistent with the factors previously described.

THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

The Company's consolidated net income for the nine months ended September 30, 2002 increased to $59,799,000 from $39,904,000 for the nine months ended September 30, 2001. Diluted earnings per share on net income increased from $.98 in the first nine months of 2001 to $1.43 for the same period in 2002. The increase in earnings is primarily attributable to increased premiums per member and reduction in the medical care and administrative expense ratios.

Health premium revenue for the nine months ended September 30, 2002 increased approximately $387.6 million or 30.2 percent over the nine months ended September 30, 2001. An 11.6 percent increase in average premiums per HMO and indemnity enrollee increased health premium revenue by approximately $174.0 million and a 16.7 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $213.6 million in health premium revenue.

The Company's home health operations contributed $16.4 million in revenue in the first nine months of 2002 as compared with $18.6 million in the first nine months of 2001 reflective of a decrease in services provided to non-affiliated companies.

Revenue from life and short-term disability products contributed $6.7 million in revenue for the first nine months of 2002 as compared to $6.0 million in the first nine months of 2001.

Investment income decreased from $11.3 million in the first nine months of 2001 to $10.8 million in the first nine months of 2002 primarily due to a decline in interest rates.

The medical care ratio decreased to 85.5 percent for the nine months ended September 30, 2002 as compared to 85.7 percent for the comparable period in 2001. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The administrative expense ratio decreased to 10.7 percent for the first nine months of 2002 as compared to 11.7 percent for the comparable period in 2001. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The net margin rate increased from 3.0 percent for the first nine months of 2001 to 3.5 percent for the comparable period of 2002. This increase is consistent with the factors previously described.

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

The Company's cash and investment securities increased $145.0 million from $372.8 million at December 31, 2001 to $517.8 million at September 30, 2002, primarily due to the timing of medical expense payments which traditionally lag behind the receipt of increased premiums per member, the $41.0 million payment received from Merck in April 2002, cash received from exercise of stock options and net income offset by the effect of treasury stock purchases. Accounts receivable increased from $105.3 million at December 31, 2001 to $123.3 million at September 30, 2002, primarily due to increased membership. Prepaid expenses, advances and other increased from $27.2 million at December 31, 2001 to $39.3 million at September 30, 2002 primarily due to an increase in the unamortized portion of prepayments for insurance policies which cover the Company's assets and business operations and an increase in working capital advances paid to Maryland hospitals, offset by a reduction in income tax payments paid in advance.

Net property and equipment increased from $57.3 million at December 31, 2001 to $59.6 million at September 30, 2002 primarily due to the purchase of furniture and computer hardware necessitated by the Company's growth, in addition to the purchase of a parcel of land adjacent to an existing Company owned facility. On October 31, 2002, the Company purchased three additional office buildings for approximately $22.0 million at the site of its corporate headquarters in Rockville, Maryland to provide additional contiguous office space for current and future operations.

Medical claims payable increased from $212.0 million at December 31, 2001 to $321.9 million at September 30, 2002, primarily due to increased membership and an increase in medical expenses per member, the timing of payments to physicians and health care practitioners, and the receipt of the $41.0 million payment from Merck which had been recorded as a reduction of medical claims payable in the amount of $28.1 million at December 31, 2001. Deferred premium revenue decreased from $37.7 million at December 31, 2001 to $35.8 million at September 30, 2002 due to a decrease in cash payments received in advance of the premium coverage period. Unearned revenue increased from $1.7 million at December 31, 2001 to $15.2 million at September 30, 2002 primarily due to incentive cash payments received related to certain long-term medical services vendor contracts.

Additional paid-in capital increased from $349.6 million at December 31, 2001 to $501.1 million at September 30, 2002, principally due to the exercise of employee stock options and an increase in the market value of the shares of the Company's stock held in the stock compensation trust ("SCT").

The value of the SCT increased from $204.7 million at December 31, 2001 to $310.3 million at September 30, 2002 primarily due to the increase in the market value of the shares of the Company's stock held in the SCT offset by the exercise of employee stock options. For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheets. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and the fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital.

Treasury stock increased from $185.1 million at December 31, 2001 to $246.6 million at September 30, 2002 due to the Company's purchase of 2,022,900 shares of its common stock at a total cost of $61.5 million.

The Company currently has access to total revolving credit facilities of $29.0 million which are subject to annual renewal and collateral requirements, and are used to provide short-term capital resources for routine cash flow fluctuations.

At September 30, 2002, approximately $3.3 million was drawn against these facilities, and approximately $654,000 in letters of credit were outstanding. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the short-term capital resources available to the Company (in thousands):

                                                        September 30,     December 31,
                                                             2002             2001
                                                         ------------     ------------
Cash and cash equivalents                                $      9,044     $      4,510
Investment securities                                         508,817          368,327
Working capital advances to Maryland hospitals                 23,419           19,686
                                                          -----------      -----------
Total available liquid assets                                 541,280          392,523
Credit line availability                                       25,078           20,184
                                                          -----------      -----------
Total short-term capital resources                       $    566,358     $    412,707
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned operations.

The Company's major business operations are principally conducted through its HMOs and an insurance company. HMOs and insurance companies are subject to state regulations that, among other things, may require those companies to maintain certain levels of equity and risk based capital, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. As of September 30, 2002, those subsidiaries of the Company were in compliance with all minimum capital requirements and exceeded all risk based capital requirements.

During the three months ended September 30, 2002, the Company repurchased an additional 664,300 shares of its common stock for a total cost of approximately $21.3 million. On August 7, 2002, the Board of Directors authorized a $40.0 million stock repurchase program to begin immediately. This authorization included the $.5 million of unspent funds carried forward from the May 2002 authorization. At September 30, 2002, approximately $30.9 million of unspent authorization was available for future purchases. During the month of October 2002, the Company repurchased an additional 244,700 shares of its common stock for a total cost of approximately $9.1 million.

As previously described in Note 1 to these consolidated condensed financial statements, in April 2002 the Company received payment of $41.0 million from Merck in settlement of its dispute with Merck over its 2000 cost guarantee.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's financial position or cash flow. The Company has no significant market risk with regard to liabilities and does not use special purpose entities. There are no material changes in market risk exposure at September 30, 2002 when compared with December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation by the Chief Executive Officer and Chief Financial Officer of the Company as of a date within 90 days of the filing date of this quarterly report, the Company's disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls and there have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of such officers' evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2000, the Company and other HMOs operating in Maryland were served with similar class action lawsuits challenging the constitutionality of the law which allows the Company to subrogate against other insurance companies. The action against the Company was filed in the Circuit Court for Montgomery County, Maryland. The Company filed a motion for removal of the case to federal court under the Employee Retirement Income Security Act of 1974 ("ERISA"). In a separate matter unrelated to the Company, but similar in facts, the Maryland Court of Appeals recently ruled that the retroactive portion of the law is unconstitutional under the Maryland constitution. The Company believes that its operations with respect to the law are valid and is pursuing all available defenses. However, the Company is not able to predict, at this time, the ultimate outcome of this action.

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

(a) Exhibits - see exhibit index on page 21 of Form 10-Q

(b) None

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


                       MID ATLANTIC MEDICAL SERVICES, INC.
                  --------------------------------------------
                                  (Registrant)






Date: November 14, 2002  /s/    Robert E. Foss
                              -------------------------------------
                                Robert E. Foss
                                Senior Executive Vice President
                                and
                                Chief Financial Officer
                                (duly authorized officer and
                                principal financial officer)

                                  CERTIFICATION


I, Thomas P. Barbera, Chief Executive Officer, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Mid Atlantic Medical Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002




                                      /s/ Thomas P. Barbera
                                          -----------------
                                          Thomas P. Barbera
                                          President and
                                          Chief Executive Officer

                                  CERTIFICATION


I, Robert E. Foss, Chief Financial Officer, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Mid Atlantic Medical Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



                               /s/ Robert E. Foss
                                   --------------
                                   Robert E. Foss
                                   Senior Executive Vice President and
                                   Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Mid Atlantic Medical Services, Inc. ("Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2002



/s/ Thomas P. Barbera            /s/ Robert E. Foss
    -----------------                --------------
    Thomas P. Barbera                Robert E. Foss
    President and                    Senior Executive Vice President and
    Chief Executive Officer          Chief Financial Officer

6(a) List of Exhibits.

                                  EXHIBIT INDEX

                                                    Location of Exhibit
Exhibit                                               In Sequential
Number     Description of Document                   Numbering System
-------    -----------------------                  -------------------

10.45      Common Stock Purchase Agreement dated
           September 6, 2002 . . . . . . . . . . . . . . . . . . . . .

10.46      Allonge to Replacement Promissory Note dated
           September 6, 2002 . . . . . . . . . . . . . . . . . . . . .