Form 10-K
period 2002-12-31
MID ATLANTIC MEDICAL SERVICES INC
filed 2003-03-28
CIK 805037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended DECEMBER 31, 2002

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

                                      20850
                                   (Zip Code)

                                 (301) 762-8205
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
              Title of Each Class                          on Which Registered
              -------------------                          -------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                Yes [X]. No [ ].


Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of June 28, 2002: Approximately $1,235 million.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                 46,827,022 shares of common stock as of March 7, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant's annual meeting of shareholders to be held on April 28, 2003 is incorporated by reference into Part II, Item 5 and
Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                     FORM 10-K

                                       INDEX

ITEM NO.   DISCLOSURE REQUIRED                                    PAGE

                                      PART I

Item 1     Business ..............................................   4
Item 2     Properties ............................................  14
Item 3     Legal Proceedings .....................................  14
Item 4     Submission of Matters to a Vote of Security Holders ...  15

                                      PART II

Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters ................................   16
Item 6     Selected Financial Data ..............................   17
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................   18
Item 7A    Quantitative and Qualitative Disclosures About
             Market Risk ........................................   27
Item 8     Financial Statements and Supplementary Data ..........   28
Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ................   53

                                      PART III

Item 10    Directors and Executive Officers of the Registrant ...   54
Item 11    Executive Compensation ...............................   54
Item 12    Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters......   54
Item 13    Certain Relationships and Related Transactions .......   54
Item 14    Controls and Procedures ..............................   54

                                      PART IV

Item 15    Exhibits, Financial Statement Schedules
             and Reports on Form 8-K ............................   55

Signatures..........................................................58

Certifications......................................................60

Exhibit Index.......................................................63

                                     PART I

ITEM 1. BUSINESS

Mid Atlantic Medical Services, Inc. is a holding company for subsidiaries active in managed health care and other life and health insurance related activities. Mid Atlantic Medical Services, Inc. and its subsidiaries (the "Company" or "MAMSI") offer a broad range of health care coverage and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), a preferred provider organization ("PPO"), and a life and health insurance company. MAMSI also owns a home health care company, a home infusion services company, a hospice company, a coordination of benefits identification and collections company and maintains a partnership interest in an outpatient surgery center.

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

MANAGED HEALTH ORGANIZATIONS

MAMSI's primary business is providing health care coverage through its HMOs and its life and health insurance company. During 2002, MAMSI offered HMO coverage through three licensed HMO subsidiaries - M.D. IPA, Optimum Choice, Inc. ("OCI"), and Optimum Choice of the Carolinas, Inc. ("OCCI") (hereinafter M.D. IPA, OCI and OCCI will be collectively referred to as the "HMOs" or "MAMSI HMOs"). MAMSI offers life, health, dental and short-term disability insurance through MAMSI Life and Health Insurance Company ("MLH").

M.D. IPA became a licensed HMO in Maryland in 1981, in Virginia in 1985, and in the District of Columbia in 1996. M.D. IPA's present service area (which includes all geographic areas in which the HMO received regulatory approval to cover health care services) includes the entire state of Maryland, the District of Columbia and most counties and cities in Virginia including the Northern Virginia, Richmond/Tidewater and Roanoke areas ("HMO Service Area"). M.D. IPA serves governmental entities such as the U.S. Office of Personnel Management under the Federal Employees Health Benefits Program, State of Maryland employees, and D.C. Government employees.

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

OCCI, a non-Federally qualified HMO, became a licensed HMO in North Carolina in 1995 and South Carolina in 1996. OCCI serves small and large employers. OCCI's present service area includes certain areas of North Carolina and South Carolina. OCCI has yet to market its products in South Carolina.

MLH, a life and health insurance company, is licensed in 31 states and the District of Columbia and actively markets in the states in which the Company has licensed HMOs, including Maryland, Virginia, West Virginia, Delaware, Pennsylvania and North Carolina, as well as the District of Columbia. MLH sells group health insurance, including indemnity, PPO, and point of service health products to large and small employers and individuals. MLH also sells dental insurance and group term life insurance as well as short-term disability insurance.

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

MAMSI'S HEALTH PRODUCTS

MAMSI's HMOs offer a range of benefit plans for providing health care coverage to enrollees. Generally, enrollees arrange for coverage through their employer. However, in certain circumstances, group enrollees can convert their coverage to an individual contract upon separation from their employer. Employers may or may not renew their HMO agreements annually. Moreover, within each employer group, the HMO may experience fluctuations in enrollment by individual enrollees. OCI also offers individual coverage to the commercial market in some of its service areas.

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

M.D. IPA and OCI, in conjunction with MLH, and OCCI also offer point-of-service coverage. This coverage allows enrollees the flexibility of seeking care from the PCP or from any physician of their choice (point-of-service option). Whenever care is provided under the point-of-service option and the enrollee visits a physician or health care practitioner outside of the HMO network, the plan generally covers the lesser of 80% of the requested charges or 100% of the maximum allowable charges for the service provided. Groups also have the option of purchasing a Usual, Customary and Reasonable charges ("UCR") reimbursement for physician or health care practitioner visits outside of the HMO network that generally covers the lesser of 80% of the requested charges or 80% of the UCR for the service provided. The enrollee may be responsible for the remainder of the charge.

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

Under all coverage options, enrollees receive the following basic benefits: primary and specialist physician services; hospital services such as diagnostic tests, x-rays, nursing and maternity services; outpatient diagnostic tests such as laboratory tests, x-rays, and allergy testing and injections. A pharmacy benefit is provided under most coverage options. The option of dental benefits is also available.

MLH currently underwrites the indemnity coverage of the HMOs point-of-service plans, except OCCI, in addition to offering stand-alone indemnity (including
PPO) health and dental insurance, aggregate and specific stop loss insurance for self-insured groups, and group life, accidental death and short-term disability policies. Under the MLH indemnity plan, enrollees may receive health care services from a physician, health care practitioner or facility of their choice. Enrollees in the MLH PPO plan are encouraged to receive health care services from a preferred physician, health care practitioner or facility, but may receive these services from any physician, health care practitioner or facility. In addition, MLH provides an administrative services only ("ASO") product to the State of Maryland. ASO business consists of allowing access to MAMSI's network of physicians and health care practitioners and the processing and payment of claims. MAMSI has no insurance risk on this product.

The Company's total health plan membership (managed care full risk and hybrid, ASO and indemnity health insurance) in the HMOs and MLH increased to approximately 1,008,500 at December 31, 2002 from 874,000 at December 31, 2001, an increase of 15.4 percent.

The following table sets forth information relevant to MAMSI's HMO and indemnity health plans as of December 31, 2002:

Population of Aggregate HMO
  Service Area                  21,300,000
HMO Service Area Penetration
  (All HMO's)                           21%
Primary Care Physicians              8,500
Specialist Physicians               25,000
Other Affiliated Health
  Care Practitioners                15,400
Hospitals and Outpatient
  Facilities                         2,600
Pharmacies                          29,600

A significant portion of the Company's premium revenue is derived from Federal, state and local government agencies. For the years ended December 31, 2002, 2001 and 2000, approximately 14%, 10% and 8%, respectively, of premium revenue was derived from Federal government agencies which is included in the All Others and Risk segments (as described in Item 8 "Financial Statements and Supplementary Data", Note 15), and approximately 13%, 15% and 14%, respectively, was derived from Maryland and Virginia state and local government agencies located in the Company's service area which is included in the Risk segment (as described in Item 8 "Financial Statements and Supplementary Data", Note 15).

PREFERRED PROVIDER ORGANIZATION

MAMSI offers access to its preferred provider network through its subsidiary Alliance PPO, LLC ("Alliance"). Effective January 1, 2001, MAMSI's former subsidiary Mid Atlantic Psychiatric Services, Inc. ("MAPSI") was merged into Alliance. MAPSI's behavioral health and substance abuse network is a product offering under Alliance.

PPOs allow enrollees to receive care from a network of preferred participating physicians and health care practitioners who agree to provide services at contractually negotiated rates in exchange for increased patient volume. A PPO is different than an HMO in that PPOs allow participants the choice of using health care physicians and practitioners outside of the PPO network. The enrollee usually has a financial incentive to seek services from a preferred participating physician or health care practitioner and can avoid higher out-of-pocket expenses such as co-payments, coinsurance or deductibles that are applied when an out-of- network physician or health care practitioner is used.

Alliance operates by being incorporated into an employer's current benefit program, and offers access to physician, hospital and facility services, utilization management and claims screening and re-pricing. The employer determines the level of the benefits, eligibility and any applicable co-payments or deductibles.

Alliance does not assume any insurance risk from medical utilization and is not the claims payor. The payor can be a self-funded employer, a third-party administrator ("TPA"), a Union Health Benefits Trust Fund or a health insurance company. In return for access to the PPO's network, Alliance charges the payor either a per employee rate or a percentage of the savings of actual claims processed for the services accessed. Alliance provides access to substantially the same network of physicians and health care practitioners as MAMSI HMOs.

Alliance is marketed primarily to and through insurance companies, insurance brokers, consultants, TPAs, self-insured employers and union health and welfare trusts. The advantages of this marketing approach are minimized marketing costs and maximized market coverage through established employer relationships. Alliance also works directly with employers and unions that are self-insured and use direct marketing efforts. Major competition comes from other PPOs and insurance carriers.

As of December 31, 2002, Alliance had contracts with approximately 21,100 groups that had access to the Company's entire network of physicians and health care practitioners, including MAPSI's behavioral health and substance abuse network of over 4,500 psychiatrists, psychologists, social workers and other affiliated licensed behavioral health physicians and practitioners.

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

Alliance products are most often marketed jointly; however, the purchaser may purchase the MAPSI product only. A total of approximately 968,000 lives are covered under one or both of these PPO products as of December 31, 2002.

PPOs are not subject to HMO regulations by virtue of their business. However, PPOs are subject to certain state regulations governing the provision of PPO services such as mandatory state registration. It is reasonably likely that PPOs may be subject to increased regulatory oversight in the future.

OTHER PRODUCTS

In October, 1994, MAMSI acquired all of the outstanding stock of HomeCall, Inc. ("HomeCall") and its wholly-owned subsidiary, FirstCall, Inc. ("FirstCall"), for approximately $10 million, including direct expenses. HomeCall is a state licensed, Medicare certified home health agency. In the fourth quarter of 2002, HomeCall reduced the number of branches it operates from 17 to 14 by combining operations of the closed branches with other nearby branch locations. The combined operations of HomeCall and FirstCall serve virtually all of Maryland, the District of Columbia and Northern Virginia.

HomeCall achieved full accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") following its survey of all services in 1995 and 1998. The Company achieved reaccreditation in January, 2002.

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

In November, 1996, the Company started HomeCall Hospice Services, Inc. ("HHSI"), which received its Maryland state license to operate a general hospice care program on December 3, 1996 and its Virginia hospice license in June, 1998. Based in Columbia, Maryland, HHSI was organized to address the needs of terminally ill patients and their families. The hospice program provides services to individuals in the comfort of their homes. HHSI underwent a voluntary accreditation review by JCAHO in November, 1998 and received full accreditation. The Company achieved reaccreditation in January, 2002.

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

In January, 2001, the Company established Alliance Recovery Services, LLC ("ARS") as a collection agency which provides coordination of benefit services to TPAs and insurance companies. ARS is licensed to do business in twenty-eight states.

The Company also has an equity interest in an ambulatory surgery center located in Rockville, Maryland. The surgery center conducts outpatient surgery and services to HMO enrollees and other patients.

A summary of MAMSI's membership enrollment in all product lines is as follows:

                                MEMBERSHIP DATA AT DECEMBER 31,
                               ---------------------------------
PRODUCT LINE                     2002        2001        2000
------------                   ---------------------------------
                                 (in thousands)
Commercial HMO (1)               632.7        522.1        453.1
Hybrid HMO (2)                   126.0        122.4        103.4
Indemnity                        241.2        220.6        206.2
ASO (3)                            8.6          8.9          9.3
                               -------      -------      -------
                               1,008.5        874.0        772.0
PPO (4)                          968.4        958.4      1,019.3
                               -------      -------      -------
Total Membership               1,976.9      1,832.4      1,791.3
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

The Company contracts with primary care and specialist physicians, dentists and other health care practitioners. PCPs are paid either a monthly capitation payment for each enrollee who has chosen that PCP or a discounted fee for service payment. The capitation payment varies according to the age and sex of the enrollee and according to the primary care designation of the physician chosen by the enrollee. The primary care designations fall into one of two types: (1) family and general practice, or pediatrics and internal medicine, and
(2) obstetrics and gynecology.

The HMOs have contractual arrangements with a combined total of 2,600 facilities, consisting of 400 hospitals and 2,200 non-hospital facilities, as of December 31, 2002. These facilities are located in the Company's HMO Service Area. Contracts with facilities are renewable annually.

HMO ARRANGEMENTS FOR OTHER SERVICES

The HMOs also contract with a number of entities to arrange for the provision of other services, i.e. emergency care, home health care, pharmaceutical assistance and laboratory testing.

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

In addition, MAMSI utilizes several quality review mechanisms. Physician and health care practitioner applications are reviewed by a Credentials Committee in order to determine whether the applicant meets MAMSI's standards, including appropriate training and experience.

MAMSI maintains a physician review process to determine whether the needed levels of medical service are being provided in a timely and efficient manner. The Company conducts medical reviews to monitor the quality of care provided in inpatient and outpatient settings.

In most situations, prior authorization must be obtained for elective hospital admissions. Failure to secure prior authorization for elective hospital admissions of enrollees may cause claims to be denied. Prior to admission for elective hospital services, MAMSI applies certain medical criteria to authorize the admission.

After admission of an enrollee, MAMSI monitors the course of hospital treatment and coordinates discharge planning with the physician and hospital utilization department. The clinical care coordination staff works with a physician during the course of treatment. If the physician needs to extend an enrollee's stay beyond the expected length of stay, the physician provides medical justification for the necessity of such proposed action in order to obtain specific approval.

The HMOs and MLH have established a procedure to respond to enrollee and practitioner complaints and appeals. Persons covered by HMOs are also given a right to seek a fast and fair review of adverse utilization review decisions, first internally by a medical director of the HMO or MLH and then in certain states, by an independent review organization or by a State regulator. Enrollees are encouraged to use this procedure. There is a similar procedure for physician complaints. In accordance with the new Department of Labor rules and regulations relating to claims payment and grievance procedures, the Company is in the process of reviewing its current procedures for compliance.

M.D. IPA received Excellent Accreditation from the National Committee for Quality Assurance ("NCQA") for its commercial HMO and POS products in September, 2000. OCI received an Excellent Accreditation from NCQA for its commercial HMO and POS products in September, 2001.

The Company's home health care, home infusion, and home hospice subsidiaries underwent voluntary reaccreditation review by JCAHO in January, 2002. Full accreditation status was awarded as a result of this process.

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

MAMSI's HMOs compete with a significant number of HMOs or other prepaid alternative health care delivery systems that have a presence in MAMSI's significant service areas (Maryland, Virginia, the District of Columbia and North Carolina). The following table sets forth MAMSI's best estimate of 2002 enrollment of HMOs operating in its significant service areas. This table does not include indemnity members of any of the listed companies including MAMSI. Certain companies listed have significant non-HMO membership.

                                                                  Approximate
                                                                     Number
Insurer/HMO                                                        of Members
-------------                                                     ------------
Mid Atlantic Medical Services, Inc.......................            759,000
Kaiser Foundation Health Plans, Inc......................            514,000
United Health Group, Inc.................................            504,000
AETNA, Inc...............................................            401,000
Anthem, Inc. (formerly Trigon Blue Cross Blue Shield)....            364,000
CareFirst BlueCross BlueShield of Maryland**.............            363,000
CIGNA HealthCare, Inc....................................            343,000
Partners National Health Plan of North Carolina, Inc.....            278,000
Sentara Health System....................................            236,000
Blue Cross/Blue Shield of North Carolina.................            176,000
Coventry Health Care, Inc................................            161,000


Source: The InterStudy Competitive Edge - 12.2, except for MAMSI membership which is as of December 31, 2002.

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

As of December 31, 2002, MAMSI subsidiaries employed approximately 327 full-time individuals who provide marketing services for the Company's products. MAMSI's marketing strategy includes identifying and contacting employers in its Service Area. In addition, the Company employs prospecting, telemarketing, employer group consultation, referrals by consultants, and in the small group market, the use of a minimum number of selected independent insurance producers to acquire new accounts. Since 1994, the Company's strategy in the small group market has been to market primarily through its internal sales force, with less usage of independent insurance producers. In North Carolina and West Virginia, however, the Company is marketing primarily through selected independent insurance producers.

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

In addition, MAMSI's HMOs and MLH reduce the financial impact of catastrophic losses by maintaining reinsurance coverage for hospital costs. The reinsurer for health claims indemnifies either 90% of the approved per diem or fixed charge per procedure (whichever is less), or 80% of the eligible in and out of service area acute care medical expenses (if not paid at a fixed fee) in excess of $200,000 per enrollee per year. Transplant costs conducted in an approved facility are reimbursed at either 90% or 80% of eligible charges and in non-approved facilities at 50% of eligible charges. There is a lifetime maximum of $2,000,000 in eligible medical costs with no more than $1,000,000 in any given year. MLH reduces the financial impact of life and accidental death claims by maintaining reinsurance coverage for settlement costs. Reinsurance for life and accidental death claims generally covers all settlements in excess of $50,000 per person, subject to a $950,000 maximum recovery per person for life claims and $1,000,000 per person on accidental death claims. The Company is contingently liable for its reinsured losses to the extent that the reinsurance company cannot meet its obligations under the reinsurance contracts.

GOVERNMENT REGULATION

MAMSI's HMOs and MLH are subject to state and, in some instances, Federal regulation. Among the areas regulated are: (i) premium rate setting; (ii) benefits provided; (iii) marketing; (iv) institutional and health care practitioner contracts; (v) quality assurance and utilization review programs;
(vi) adherence to confidentiality and medical records requirements; (vii) enrollment requirements; (viii) financial reserves and other fiscal solvency requirements; (ix) appeals and grievances; and (x) claims adjudication processes, including timeliness of payment.

Under applicable law, HMOs must generally provide services to enrollees substantially on a fixed, prepaid basis without regard to the actual degree of utilization of services. The HMOs generally determine the premiums to be charged to employers for a 12 month period and revise the premium at each renewal. In setting premiums, the HMOs forecast health care utilization rates based on the relevant demographics and also consider competitive conditions and the average number of enrollees in the employer group. In addition to these premiums, HMO enrollees also make co-payments to physicians and health care practitioners.

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

M.D. IPA contracts with the Office of Personnel Management ("OPM") to provide or arrange health services under the Federal Employees Health Benefits Program ("FEHBP"). The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. The premiums established under the OPM contract are subject to periodic review and audit to determine if they were established in compliance with the requirements under the FEHBP. The results of these audits could result in material adjustments. OPM's review of the Company's premium rates has been completed for all years through 1999. No significant modifications resulted from the audit of the Company's 1999 rates. OPM has not yet audited 2000-2002.

MAMSI's HMOs must file periodic reports with, and are subject to periodic review by state regulatory authorities. Although MAMSI's HMOs are not regulated specifically as insurance companies, they must comply with certain provisions of state insurance laws as well as other laws specifically enacted to regulate HMOs, such as minimum net worth, risk based capital and and deposit requirements.

MLH is subject to regulation by the department of insurance in each state in which it is licensed. These regulations subject MLH to extensive review of the terms, administration and marketing of insurance products offered and minimum net worth, risk based capital and deposit requirements. In addition, MLH is required to file periodic reports and is subject to periodic audits and continuing oversight. The offering of certain new insurance products may require the approval of regulatory agencies.

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

The Health Insurance Portability and Accountability Act ("HIPAA") privacy regulations will be effective April 14, 2003. MAMSI's confidentiality committee has been working towards compliance and anticipates full compliance by this date. Additional information regarding HIPAA is included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21.

The Department of Labor has issued rules and regulations regarding claims payment and appeal procedures effective January 1, 2003. MAMSI is adjusting its claim payment and appeal procedures to comply with the new rules and regulations. The Company does not expect that the cost of compliance will be significant.

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

EMPLOYEES

As of December 31, 2002, the Company had a total of 3,315 employees, including 2,989 full- time and 326 part-time employees. MAMSI's home health care subsidiary employed 555 of these employees (370 on a full-time basis and 185 on a part-time basis). None of the Company's employees are covered by a collective bargaining agreement and the Company has not experienced any work stoppage since its inception.

TRADEMARKS

The Company has federally registered the right to use the trademark names "Optimum Choice", "MAMSI" and "emamsi".

SEGMENT INFORMATION

Segment   information   is  included  in  Item  8  "Financial   Statements   and
Supplementary Data", Note 15.

AVAILABLE INFORMATION

MAMSI maintains a website with the address www.mamsi.com. The information contained on the website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. MAMSI's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, are made available via the website as soon as reasonably practicable after MAMSI has electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The  Company  owns eleven  office  buildings,  five of which are  sublet.  These buildings are located in Rockville and Frederick, Maryland and total approximately 568,000 square feet of office and warehouse space. The Company's headquarters is located at 4 Taft Court, Rockville, Maryland 20850.

In addition, the Company leases approximately 239,000 square feet of office space in various locations within its service areas to support sales and administrative operations.

ITEM 3. LEGAL PROCEEDINGS

In September, 2000, the Company and other HMOs operating in Maryland were served with similar class action lawsuits challenging the constitutionality of the law which allows the Company to subrogate against other insurance companies. The action against the Company was filed in the Circuit Court for Montgomery County, Maryland. The Company filed a motion for removal of the case to federal court under ERISA which was denied on February 4, 2003. In a separate matter unrelated to the Company, but similar in facts, the Maryland Court of Appeals recently ruled that the retroactive portion of the law is unconstitutional under the Maryland constitution. The Company believes that its operations with respect to the law are valid and is pursuing all available defenses. The Company does not believe, at this time, the ultimate outcome of this action will be material to the Company's financial statements.

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

There were no matters submitted for shareholder vote in the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently listed on The New York Stock Exchange, Inc. ("NYSE") under the trading symbol MME. The following table sets forth for the indicated periods the high and low reported closing prices of the common stock as furnished by the NYSE.

                                     2002                     2001
                              -----------------        -----------------
                               HIGH        LOW          HIGH        LOW
                              -----------------        -----------------
First Quarter                 $28.90     $22.65        $20.30     $14.94
Second Quarter                 39.14      27.95         21.08      15.34
Third Quarter                  37.00      27.79         23.05      17.63
Fourth Quarter                 42.70      29.12         22.96      16.70



The Company has never paid any cash dividends on its common stock and presently anticipates that no cash dividends will be declared in the foreseeable future. See Note 13 included in Item 8 "Financial Statements and Supplementary Data."

On September 6, 2002, the Company's Stock Compensation Trust ("SCT") purchased from the Company 2,000,000 shares of the Company's common stock at a price of $34.95 per share for $20,000 in cash and $69,880,000 in the form of a note payable to the Company. The sale was exempt under Section 4(2) of the Securities Act of 1933, as amended, ("1933 Act"). The SCT is used to meet grant obligations of the Company's stock option plans, and the shares issuable upon exercise of these options are registered under the 1933 Act.

As of March 7, 2003 there were approximately 634 stockholders of record of the Company's common stock.

The information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the "Equity Compensation Plans" section of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 28, 2003.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 Year Ended December 31,
                                               2002         2001          2000          1999          1998
                                           ----------    ----------    ----------    ----------    ----------
                                           (in thousands except share amounts, key ratios and operating data)

SELECTED INCOME STATEMENT DATA

Revenue                                    $2,328,029    $1,807,735    $1,484,479    $1,317,316    $1,187,901
Expense                                     2,180,711     1,723,393     1,427,721     1,277,486     1,175,665
Income before income taxes                    147,318        84,342        56,758        39,830        12,236
Net income                                     97,413        57,195        39,406        26,322         9,045
Earnings per common share
Basic                                           $2.49         $1.48         $1.04         $0.64         $0.20
Diluted                                         $2.34         $1.41         $1.00         $0.64         $0.20
Weighted Average Shares
  Basic                                    39,171,996    38,672,147    38,052,746    41,225,327    45,407,006
  Diluted                                  41,657,009    40,502,086    39,341,037    41,266,604    45,473,995
Dividends (1)                                   ---           ---           ---           ---           ---

SELECTED BALANCE SHEET DATA (AT DECEMBER 31)

Working capital                            $  225,994    $  193,026    $  153,717    $  118,995    $  123,138
Total assets                                  773,028       594,213       467,023       388,584       362,775
Long-term debt                                      -             -             -             -            14
Stockholders' equity                          346,565       281,471       225,990       186,821       191,218
Cash dividends per common share (1)             ---           ---           ---           ---           ---
KEY RATIOS
Medical care ratio                               84.2%         85.4%         86.5%         87.9%         88.8%
Administrative expense ratio                     10.8%         11.7%         12.1%         11.6%         11.3%
Net income margin                                 4.2%          3.2%          2.7%          2.0%          0.8%
OPERATING DATA
Annualized hospital days per
  1,000 enrollees:
All products and health services (3)              253           250           244           238           265
HMO only (2)                                      194           196           192           191           191
Medicare (3)                                        -             -             -             -         2,425
Medicaid (3)                                        -             -             -           496           375
Annualized hospital admissions per
  1,000 enrollees (3)                              66            64            63            61            72
HMO, hybrid, ASO and indemnity
  health enrollees at year end              1,009,000       874,000       772,000       766,000       731,000
PPO enrollees at year end                     968,000       958,000     1,019,000     1,024,000     1,060,000

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

All forward-looking information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is based on management's current knowledge of factors, all of which have inherent risks and uncertainties that affect MAMSI's business. MAMSI's actual results may differ materially if these assumptions prove invalid. Significant risk factors, while not all-inclusive, are:

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

6.     The inability to predict and control medical expenses due to:

          -    Increased  utilization by the Company's  membership.
          -    Increased practitioner and pharmaceutical costs.
          - Federal or state mandates that increase benefits or limit the Company's oversight ability.
          - The ultimate accuracy of the Company's estimate of the liability for incurred but not reported claims.
          - The potential for disputes under its risk-sharing arrangements, and the Company's ability to maintain and renew these arrangements.

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

CRITICAL ACCOUNTING POLICIES

MAMSI, through its 100% owned subsidiary companies, is predominately in the business of selling various forms of health insurance. In 2002, 97% of revenues were earned from the sale of health insurance products, mostly to employers who purchase health insurance for their employees. Since premium rates are generally fixed for a one year period, it is critical to the Company's continued financial success that premiums are set at levels that will at least cover the next policy year's medical costs for members plus administrative costs to pay claims, provide member services, pay taxes, and cover other related costs.

This means that we have to carefully evaluate data and estimate both future utilization of medical services by our members and the cost of those services so that we can set premiums at adequate levels. This is the single most important factor in our business. Very simply, if our medical expenses are greater than our premiums, we lose money.

While MAMSI's business is somewhat complex from an insurance regulatory standpoint, its consolidated balance sheet and income statement are straightforward and the accounting policies and procedures that we use to produce them are reasonable and appropriate. MAMSI does not own any special purpose entities, does not have any complex or extraordinarily risky investments nor does it have any off balance sheet financing arrangements. In fact, MAMSI has almost no debt outstanding. The buildings that the Company owns and either uses in its operations or are currently leased to other entities do not have mortgages; they are owned free and clear. The Company's funds are held in cash or invested in money market accounts, tax exempt securities and other debt securities. All of the bonds we own have investment ratings of "A" or better.

Certain of our accounting policies are extremely important to the fair presentation of our results and financial position.

We think that the single most important accounting issue we have is the recording, at the end of each reporting period, of an adequate liability and corresponding expense for medical services that have been provided to our members but for which we have not yet received a bill. This lag between date of service and date of billing is normal in the insurance business and the liability for these claims is called "liability for incurred, but not reported claims" ("IBNR"). The IBNR liability is included with claims payable in our balance sheet.

The determination of the Company's IBNR is a fairly complex process. The Company employs its own actuary to aid in its determination. The primary method we use to estimate IBNR is consistent from period to period and uses historical claims data to develop the historical relationship of how many claims dollars have been reported in any given month to what was received in total, once all claims were received. This relationship gives us an indication of how much medical expense has been incurred in months for which we have not yet received all claims. While we use a consistent method in developing our IBNR estimate, considerable judgment is required. Various factors such as timing of the receipt of claims, seasonal utilization, and underlying cost inflation affect the ultimate development of claims expense. To the extent that we over or under estimate our IBNR at the end of any reporting period, the adjustment is included in the next period's results. The table below indicates how much we believe we have over-estimated or (under-estimated) our IBNR liability for the past three years:

                                  Over/(Under)                  As a % of
             Year                  Estimated                  Medical Expense
             ----                 -----------                 ---------------
             2001                 $31,294,000                      1.64%
             2000                   7,701,000                       .52%
             1999                  (4,407,000)                     (.36%)

Another important accounting policy relates to our risk-sharing contracts. Certain of the Company's larger vendors offer various forms of "risk-sharing" or "guarantees" as a part of their contractual relationship with us. These arrangements are not significant in relation to the Company's financial statements with one exception, the Company's risk-sharing arrangement with its Pharmacy Benefits Manager ("PBM"). The Company's PBM is responsible for providing administrative and technical support as well as providing the ability to process pharmacy transactions on a real time basis. The Company's PBM through December 31, 2002 was Medco Health Solutions, Inc. (formerly known as Merck-Medco Managed Care, LLC) ("Merck"). As a part of its contract with us, Merck agreed to a pharmacy cost guarantee related to fiscal year 2000. We recorded the amount due under this guarantee over the contract term of three years, which expired December 31, 2002. The total value of the guarantee for financial statement purposes was approximately $41.0 million which has been recorded in our financial statements as a reduction of medical expense over the three years of the contract. At December 31, 2001, approximately $28.1 million was also reported in the balance sheet as a reduction of claims payable. In April 2002, the Company received payment of $41.0 million from Merck. At December 31, 2002, no amounts related to the 2000 guarantee remain unrecognized. In addition to the 2000 guarantee, the Company's former PBM contract provided for a risk-sharing arrangement for the years 2001 and 2002. The 2001 risk-sharing arrangement is in the process of being finalized and settled. It is anticipated that the 2002 risk-sharing arrangement will be settled in July, 2003. As of December 31, 2002, the Company has recorded what it believes to be a reasonable estimate of the results of these risk-share arrangements. See Note 1 included in Item 8 "Financial Statements and Supplementary Data". Beginning January 1, 2003, the Company retained Express Scripts, Inc. as its PBM.

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

GENERAL

During the three year period ended December 31, 2002, the Company experienced significant growth in membership. The Company has achieved its overall size by continually expanding its product lines which include point-of-service, small group, indemnity health, hybrid products and group term-life. Premium rates during this time have increased, yet remain at competitive levels for the Company's marketplace. During 2002, the Company's consolidated operating margin showed improvement over 2001. The Company achieved 2002's results, in part, by implementing product price increases and carefully underwriting groups, when allowed by regulation, that had the potential for continued unprofitability. The Company anticipates that it will continue to increase premium rates during 2003. This is a forward-looking statement. See "Forward-Looking Information" above for a description of those risk factors.

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

The four key areas of Administration Simplification are: 1) Transactions and Code Sets, 2) Unique Identifiers, 3) Security, and 4) Privacy. The U.S. Department of Health and Human Services has published final regulations on Transactions and Code Sets, Privacy and the National Employer Identifier, and Security. These rules will apply to insurers, health maintenance organizations, providers and ERISA plans and will effect the business operations of these entities.

MLH, MAMSI's HMOs and HomeCall have assessed current procedures and developed plans to comply with the Administration Simplification provisions of HIPAA. The Company believes it has sufficient internal resources to address those issues related to HIPAA compliance. If internal resources prove to be insufficient, the Company will engage outside resources. MAMSI will comply with the regulations by the applicable compliance deadlines. The statements in this paragraph regarding the future effects of HIPAA are forward-looking statements. See "Forward-Looking Information" for a description of risk factors.

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

-----------------------------------------------------------------------------
THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated net income for the year ended December 31, 2002 increased to $97,413,000 from $57,195,000 for the year ended December 31, 2001. Diluted earnings per share increased from $1.41 in year ended December 31, 2001 to $2.34 for the year ended December 31, 2002. The increase in earnings is attributable to an increase in members, an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue ("medical care ratio"), and a reduction in administrative expenses as a percentage of total revenue ("administrative expense ratio"). The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Health premium revenue for the year ended December 31, 2002 increased approximately $518.7 million or 29.8 percent over the year ended December 31, 2001. A 16.8 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $293.0 million in health premium revenue while an 11.1 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $225.7 million increase in health premium revenue. Management believes that commercial health premiums will continue to increase over the next twelve months as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and medical cost inflation, both of which cause the Company to increase its premium rates. This is a forward-looking statement. See "Forward-Looking Information" for a description of the risk factors that may affect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing generally cannot be initiated until a contract reaches its renewal date. Therefore, price increases are not implemented across the Company's membership at the same time. Overall, commercial premium rates are currently expected to increase in 2003 by approximately 13.0%, net of buy-downs, resulting in a per member per month increase of between 12.25% and 12.75%. Management believes that these rate increases may have the effect of slowing the Company's future membership growth.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area and increased competition in the Company's service area. The Company currently anticipates its 2003 membership growth to be in the 4% to 5% range.

The Company's home health operations contributed $22.0 million in revenue for the year ended December 31, 2002 as compared with $22.7 million for the year ended December 31, 2001, reflecting a decrease in Medicare referrals. Fee and other revenue increased to $22.4 million for the year ended December 31, 2002 from $21.2 million for the year ended December 31, 2001, primarily due to an increase in rental income from company owned facilities. Life and short-term disability products contributed $9.1 million in revenue for the year ended December 31, 2002 as compared with $8.1 million for the year ended December 31, 2001.

Investment income increased from $14.8 million for the year ended December 31, 2001 to $15.0 million for the year ended December 31, 2002. While investment balances increased, investment income remained stable primarily due to the decline in interest rates.

The medical care ratio decreased to 84.2 percent for the year ended December 31, 2002 as compared to 85.4 percent for the year ended December 31, 2001. On a per member per month basis, medical expenses increased 9.5 percent. The reduction in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, and also increased premiums per member. The ongoing initiatives should help to control the Company's medical care ratio. Included in medical expense for the year ended December 31, 2002 is a net favorable development of prior years' medical cost estimates of $31,294,000. This was due to the level of completion of claims which in retrospect was higher than that assumed for 2001. For the year ended December 31, 2001, the net favorable development of prior years' medical cost estimates approximated $7,701,000. The medical expense trend is currently expected to be between 11.5% and 12.5% for 2003. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and trend and future increases in health premiums per member, are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

The administrative expense ratio decreased from 11.7 percent for the year ended December 31, 2001 to 10.8 percent for the year ended December 31, 2002. The decrease in the administrative expense ratio is principally due to increases in premium rates and membership, and management's efforts to control costs as the business volume increases. Management currently believes that the administrative expense ratio will be approximately 10.8% for 2003. Management's expectations concerning the administrative expense ratio is a forward- looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues, development of the Company's expansion areas, increased administrative activity related to business volume and to price increases from the Company's vendors.

The effective tax rate increased from 32.2 percent for the year ended December 31, 2001 to 33.9 percent for the year ended December 31, 2002 primarily due to the increase in pre-tax income and the fact that tax exempt interest was a smaller portion of total income.

The net margin rate increased from 3.2 percent for the year ended December 31, 2001 to 4.2 percent for the year ended December 31, 2002. This increase is consistent with the factors previously described.

-----------------------------------------------------------------------------
THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

The Company's consolidated net income for the year ended December 31, 2001 increased to $57,195,000 from $39,406,000 for the year ended December 31, 2000. Diluted earnings per share increased from $1.00 in year ended December 31, 2000 to $1.41 for the year ended December 31, 2001. The increase in earnings is attributable to an increase in premiums per member, a reduction in the medical care ratio, and a reduction in the administrative expense ratio.

Revenue for the year ended December 31, 2001 increased approximately $323.3 million or 21.8 percent over the year ended December 31, 2000. A 9.9 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $140.7 million in health premium revenue while an 11.9 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $185.3 million increase in health premium revenue.

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

Investment income increased from $13.5 million for the year ended December 31, 2000 to $14.8 million for the year ended December 31, 2001.

The medical care ratio decreased to 85.4 percent for the year ended December 31, 2001 as compared to 86.5 percent for the year ended December 31, 2000. On a per member per month basis, medical expenses increased 10.5 percent. Results for 2001 were positively impacted by approximately $7,701,000 of favorable development of prior period estimates of medical costs. Results for 2000 were negatively impacted by approximately $4,407,000 of unfavorable development of prior period estimates of medical costs. The decrease in the medical care ratio is due to increased premiums per member combined with continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage.

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

The Company's cash and investment securities increased $121.1 million from $372.8 million at December 31, 2001 to $493.9 million at December 31, 2002, primarily due to the timing of medical expense payments which traditionally lag behind the receipt of increased premiums per member, the $41.0 million payment received from Merck in April 2002, cash received from the exercise of stock options and net income offset by the effect of treasury stock purchases and purchases of three buildings and other capital expenditures. Accounts receivable increased from $105.3 million at December 31, 2001 to $118.1 million at December 31, 2002, principally due to increased membership. Prepaid expenses, advances and other increased from $27.4 million at December 31, 2001 to $37.1 million at December 31, 2002 primarily due to an increase in the unamortized portion of prepayments for insurance policies which cover the Company's assets and business operations and an increase in working capital advances paid to Maryland hospitals.

Net property and equipment increased from $57.3 million at December 31, 2001 to $82.7 million at December 31, 2002 due to the purchase of furniture and computer hardware necessitated by the Company's growth, the purchase of a parcel of land adjacent to an existing Company owned facility, and the purchase of three additional office buildings for approximately $22.0 million at the site of its corporate headquarters in Rockville, Maryland. These buildings will provide additional contiguous office space for current and future operations.

Claims payable increased from $212.0 million at December 31, 2001 to $297.3 million at December 31, 2002, primarily due to increased membership and an increase in medical expenses per member, the timing of payments to physicians and health care practitioners, and the receipt of the $41.0 million payment from Merck of which $28.1 million had been recorded as a reduction of claims payable at December 31, 2001. Deferred premium revenue decreased from $37.7 million at December 31, 2001 to $33.9 million at December 31, 2002 due to a decrease in cash payments received in advance of the premium coverage period. Unearned revenue increased from $1.7 million at December 31, 2001 to $14.6 million at December 31, 2002 primarily due to incentive cash payments received related to certain long-term medical services vendor contracts.

Additional paid-in capital increased from $349.6 million at December 31, 2001 to $466.2 million at December 31, 2002 due to an additional 2.0 million shares of the Company's stock being acquired by the SCT, the exercise of employee stock options, as well as an increase in the market value of the shares of the Company's stock held in the SCT.

The value of the SCT increased from $204.7 million at December 31, 2001 to $269.3 million at December 31, 2002 due to the increase in the market value of the shares of the Company's stock held in the SCT, and the purchase of an additional 2.0 million shares of the Company's stock being acquired by the SCT offset by the exercise of employee stock options. For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheets. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital.

Treasury stock increased from $185.1 million at December 31, 2001 to $276.2 million at December 31, 2002 due to the purchase of 2,897,300 additional shares by the Company at a total cost of $91.1 million.

The Company currently has access to total revolving credit facilities of $29.0 million which are subject to annual renewal and collateral requirements, and are used to provide short-term capital resources for routine cash flow fluctuations. At December 31, 2002, the Company's investment security balances used as collateral, which are parent company only investments, fell below the minimum collateral requirements thereby reducing the credit line availability to $24.1 million. In addition, at December 31, 2002, approximately $3.2 million was drawn against these facilities, and approximately $614,000 in letters of credit were outstanding. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the  short-term  capital  resources  available to the
Company:

                                                          December 31,    December 31,
(in thousands)                                               2002             2001
                                                         ------------     ------------
Cash and cash equivalents                                $      7,144     $      4,510
Investment securities                                         486,740          368,327
Working capital advances to Maryland hospitals                 23,791           19,686
                                                          -----------      -----------
Total available liquid assets                                 517,675          392,523
Credit line availability                                       20,217           20,184
                                                          -----------      -----------
Total short-term capital resources                       $    537,892      $   412,707
                                                          ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

The Company's major business operations are principally conducted through its HMOs and its insurance company. HMOs and insurance companies are subject to state regulations that, among other things, require those companies to maintain certain levels of equity and Risk Based Capital ("RBC"), and restrict the amount of dividends and other distributions that may be paid to their parent corporation (See Note 13 included in Item 8 "Financial Statements and Supplementary Data"). As of December 31, 2002, those subsidiaries of the Company were in compliance with all minimum capital requirements and M.D. IPA, OCI, MLH and OCIPA exceeded all RBC requirements. OCCI failed to meet its RBC Company Action Level ("CAL") of $3.8 million at December 31, 2002. In February, 2003, additional capital was provided to meet this requirement.

During the year ended December 31, 2002, the Company repurchased an additional 2,897,300 shares of its common stock for a total cost of approximately $91.1 million. On December 31, 2002, approximately $1.3 million of unspent authorization was available for future purchases. On January 16, 2003, the Board of Directors authorized a $20.0 million stock repurchase program to begin immediately. During January 2003, the Company repurchased an additional 85,000 shares of its common stock for a total cost of approximately $2.8 million. On February 12, 2003, the Board of Directors increased the outstanding unspent authorization by $31.5 million to a total of $50.0 million.

CONTRACTUAL OBLIGATIONS

The Company is contractually obligated to make payments as follows within the next five years (in thousands):


   Contractual                        1         2-3       4-5      After 5
   Obligation              Total     Year      Years     Years      Years
 --------------           -------   -------   -------   -------   --------
Short-term borrowings      $3,219    $3,219    $    -    $    -    $     -
Operating leases            8,041     3,659     3,904       478          -


Operating lease terms range from one to five years with renewal provisions at the Company's option.

The Company is subject to various contracts with certain health care providers and pharmacy benefit managers. Such contracts involve payments from the Company, generally on a monthly basis, in the ordinary course of business and are not included in the above table.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. A hypothetical ten percent change in market interest rates over the next year would not materially affect the Company's financial position or cash flow. The Company has no significant market risk with regard to liabilities and does not use special purpose entities. Debt securities (most of which are exempt from Federal taxes) at December 31, 2002 mature according to their contractual terms as follows (in thousands):


                                                                                          There-                Fair Value
Assets                            2003        2004       2005        2006       2007      after       Total      12/31/02
------                          --------    -------     -------    -------    -------    --------    --------    --------

Available-for-sale securities   $229,879    $10,986     $18,517    $27,784    $39,102     $137,907   $464,175    $478,380

Average interest rate               4.20%      3.83%       4.20%      4.56%      4.20%        4.24%

Held-to-maturity                 $ 7,391    $ 1,528     $   962    $   623    $   350     $ 10,687   $ 21,541    $ 22,852

Average interest rate               3.74%      5.37%       5.42%      6.12%      5.71%        5.09%



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             PAGE
                                                                 ----

Consolidated Balance Sheets as of December 31, 2002 and 2001.....  29

Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000...............................  30

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2002, 2001 and 2000...........  31

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000...............................  32

Notes to Consolidated Financial Statements.......................  33

Report of Ernst & Young LLP Independent Auditors.................  52

Selected Quarterly Financial Data for Fiscal Years 2002 and
 2001 (Unaudited)................................................  53



                                                Mid Atlantic Medical Services, Inc.
                                                   Consolidated Balance Sheets

                                                                                     December 31,
(in thousands except share amounts)                                              2002          2001
                                                                               --------      --------
ASSETS
Current assets
  Cash and cash equivalents                                                    $  7,144      $  4,510
  Investment securities                                                         486,740       368,327
  Accounts receivable, net                                                      118,050       105,343
  Prepaid expenses, advances and other                                           37,104        27,372
  Deferred income taxes                                                           3,419           216
                                                                               --------      --------
Total current assets                                                            652,457       505,768

Property and equipment, net                                                      82,683        57,329
Statutory deposits                                                               21,541        17,690
Other assets                                                                      8,951         9,207
Deferred income taxes                                                             7,396         4,219
                                                                               --------      --------
    Total assets                                                               $773,028      $594,213
                                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                                        $  3,219      $  3,681
  Accounts payable                                                               62,434        47,730
  Claims payable, net                                                           297,304       212,010
  Income taxes payable                                                           12,751         1,315
  Deferred premium revenue                                                       33,901        37,698
  Unearned revenue                                                               14,592         1,667
  Deferred income taxes                                                           2,262         8,641
                                                                               --------      --------
    Total liabilities                                                           426,463       312,742
                                                                               --------      --------

Stockholders' equity
Common stock, $0.01 par,  100,000,000  shares authorized,  65,772,502 issued and
 46,987,122 outstanding at December 31, 2002; 63,772,502 issued and 47,884,422
 outstanding at December 31, 2001                                                   657           637
Additional paid-in capital                                                      466,154       349,595
Stock compensation trust (common stock held in trust),
  8,311,590 shares outstanding at December 31, 2002;
  9,019,450 shares outstanding at December 31, 2001                            (269,296)     (204,742)
Treasury stock, 18,785,380 shares at December 31, 2002;
  15,888,080 shares at December 31, 2001                                       (276,205)     (185,110)
Accumulated other comprehensive income                                            9,279         2,528
Retained earnings                                                               415,976       318,563
                                                                               --------      --------
    Total stockholders' equity                                                  346,565       281,471
                                                                               --------      --------
    Total liabilities and stockholders' equity                                 $773,028      $594,213
                                                                               ========      ========


The accompanying notes are an integral part of these consolidated financial statements.


                                                Mid Atlantic Medical Services, Inc.
                                               Consolidated Statements of Operations


                                                                            Year Ended December 31,
(in thousands except per share amounts)                                2002          2001           2000
                                                                   ----------     ----------     ----------
Revenue
  Health premium                                                   $2,259,600     $1,740,938     $1,414,847
  Fee and other                                                        22,416         21,244         21,811
  Life and short-term disability premium                                9,085          8,066          8,034
  Home health services                                                 21,961         22,715         26,304
  Investment                                                           14,967         14,772         13,483
                                                                   ----------     ----------     ----------
Total revenue                                                       2,328,029      1,807,735      1,484,479
                                                                   ----------     ----------     ----------
Expense
  Medical expense
    Referral and ancillary care                                       931,297        722,711        582,775
    Hospitalization                                                   580,181        455,267        373,349
    Primary care                                                       90,699         80,408         77,616
    Prescription drugs                                                299,796        227,760        189,388
    Reinsurance premiums, net                                           1,094          1,084            144
                                                                   ----------     ----------     ----------
                                                                    1,903,067      1,487,230      1,223,272
                                                                   ----------     ----------     ----------
  Life and short-term disability claims                                 3,901          3,589          3,108
                                                                   ----------     ----------     ----------
  Home health patient services                                         22,140         21,950         21,514
                                                                   ----------     ----------     ----------
  Administrative expense
    Salaries and benefits                                             163,376        141,430        117,021
    Promotion and advertising                                           6,277          4,668          5,246
    Professional services                                               9,298          6,208          5,568
    Licenses and taxes                                                 16,599         13,669         11,586
    Facilities, maintenance and supplies                               37,860         32,258         29,389
    Other (including interest expense of $743, $742 and $1,045)        18,193         12,391         11,017
                                                                   ----------     ----------     ----------
                                                                      251,603        210,624        179,827
                                                                   ----------     ----------     ----------
Total expense                                                       2,180,711      1,723,393      1,427,721
                                                                   ----------     ----------     ----------
Income before income taxes                                            147,318         84,342         56,758
Income tax expense                                                    (49,905)       (27,147)       (17,352)
                                                                   ----------     ----------     ----------
Net income                                                         $   97,413     $   57,195     $   39,406
                                                                   ==========     ==========     ==========

Basic earnings per common share                                    $     2.49     $     1.48     $     1.04
                                                                   ==========     ==========     ==========

Diluted earnings per common share                                  $     2.34     $     1.41     $     1.00
                                                                   ==========     ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.




                                               Mid Atlantic Medical Services, Inc.
                                   Consolidated Statements of Changes in Stockholders' Equity
                                                                                          Accumulated
                                                  Additional       Stock                     Other
                                        Common     Paid-In     Compensation   Treasury   Comprehensive  Retained
(in thousands except share amounts)     Stock      Capital        Trust        Stock      Income/(Loss) Earnings    Total
                                        ------    ----------   ------------  ---------   -------------  --------   --------
Balance, December 31, 1999              $  597    $ 152,607    $ (83,215)    $(104,117)    $ (1,013)    $221,962   $186,821
Exercise of stock options for
  1,991,094 shares released from the
  Stock Compensation Trust                           (3,443)      28,373                                             24,930
Stock option tax benefit                              3,529                                                           3,529
Purchase of 2,000,000 shares of MAMSI
  common stock to be held in the
  Stock Compensation Trust                  20       28,730      (28,750)                                                 -
Adjustment to market value for shares
  held in Stock Compensation Trust                  114,924     (114,924)                                                 -
Repurchase of 2,836,900 shares of
  MAMSI common stock                                                           (31,521)                             (31,521)
Comprehensive income:                                                                                              --------
Net income                                                                                                39,406     39,406
Other comprehensive income,
 net of tax of $1,638                                                                         2,825                   2,825
                                        ------     --------    ---------     ---------     --------     --------   --------
Total comprehensive income                                                                                           42,231
                                                                                                                   --------
Balance, December 31, 2000                 617      296,347     (198,516)     (135,638)       1,812      261,368    225,990
Exercise of stock options for
  3,000,306 shares released from the
  Stock Compensation Trust                           (2,695)      42,753                                             40,058
Stock option tax benefit                              6,984                                                           6,984
Purchase of 2,000,000 shares of MAMSI
  common stock to be held in the
  Stock Compensation Trust                  20       36,480      (36,500)                                                 -
Adjustment to market value for shares
  held in Stock Compensation Trust                   12,479      (12,479)                                                 -
Repurchase of 2,717,900 shares of
  MAMSI common stock                                                           (49,472)                             (49,472)
Comprehensive income:                                                                                              --------
Net income                                                                                                57,195     57,195
Other comprehensive income,
 net of tax of $386                                                                             716                     716
                                        ------     --------    ---------     ---------     --------     --------   --------
Total comprehensive income                                                                                           57,911
                                                                                                                   --------

Balance, December 31, 2001                 637      349,595     (204,742)     (185,110)       2,528      318,563    281,471
Exercise of stock options for
  2,707,860 shares released from the
  Stock Compensation Trust                           (5,480)      37,038                                             31,558
Stock option tax benefit                             20,467                                                          20,467
Purchase of 2,000,000 shares of MAMSI
  common stock to be held in the
  Stock Compensation Trust                  20       69,880      (69,900)                                                 -
Adjustment to market value for shares
  held in Stock Compensation Trust                   31,692      (31,692)                                                 -
Repurchase of 2,897,300 shares of
  MAMSI common stock                                                           (91,095)                             (91,095)
Comprehensive income:                                                                                              --------
Net income                                                                                                97,413     97,413
Other comprehensive income,
 net of tax of $3,635                                                                         6,751                   6,751
                                        ------     --------    ---------     ---------     --------     --------   --------
Total comprehensive income                                                                                          104,164
                                                                                                                   --------
Balance, December 31, 2002              $  657     $466,154    $(269,296)    $(276,205)    $  9,279     $415,976   $346,565
                                        ======     ========    =========     =========     ========     ========   ========

The accompanying notes are an integral part of these consolidated financial statements.


                                              Mid Atlantic Medical Services, Inc.
                                             Consolidated Statements of Cash Flows


                                                                                  Year  Ended  December  31,
(in thousands)                                                                2002           2001           2000
                                                                            --------       --------       --------
Cash flows from operating activities:
Net income                                                                  $ 97,413       $ 57,195       $ 39,406
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                               11,417         11,008         10,263
  Provision for bad debts                                                        421            510            692
  (Benefit) provision for deferred income taxes                              (16,394)           947         (5,280)
  Loss (gain) on sale and disposal of assets                                     156             (1)           356
  Stock option tax benefit                                                    20,467          6,984          3,529
  Increase in accounts receivable                                            (13,128)       (15,899)        (7,023)
  (Increase) decrease in prepaid expenses, advances and other                 (9,440)        (3,441)         2,139
  Increase in accounts payable                                                14,704         13,222         12,528
  Increase in income taxes payable                                            11,436          7,705              -
  Increase in claims payable, net                                             85,294         33,325         24,282
  (Decrease) increase in deferred premium revenue                             (3,797)        19,204          1,545
  Increase (decrease) in unearned revenue                                     12,925         (1,666)         3,333
                                                                            --------       --------       --------
Total adjustments                                                            114,061         71,898         46,364
                                                                            --------       --------       --------
          Net cash provided by operating activities                          211,474        129,093         85,770
                                                                            --------       --------       --------
Cash flows used in investing activities:
  Purchases of investment securities                                        (735,160)      (513,466)      (428,185)
  Sales and maturities of investment securities                              627,345        416,368        365,043
  Purchases of property and equipment                                        (36,753)       (20,237)       (13,297)
  Purchases of statutory deposits                                             (4,231)        (5,563)        (3,394)
  Maturities of statutory deposits                                               100          2,421          2,782
  Purchases of other assets                                                     (317)          (580)          (611)
  Proceeds from sale of assets                                                   175            160            377
                                                                            --------       --------       --------
          Net cash used in investing activities                             (148,841)      (120,897)       (77,285)
                                                                            --------       --------       --------
Cash flows used in financing activities:
  Principal payments on notes payable                                              -              -            (14)
  (Decrease) increase in short-term borrowings                                  (462)           681           (558)
  Exercise of stock options                                                   31,558         40,058         24,930
  Purchase of treasury stock                                                 (91,095)       (49,472)       (31,521)
                                                                            --------       --------       --------
          Net cash used in financing activities                              (59,999)        (8,733)        (7,163)
                                                                            --------       --------       --------
Net increase (decrease) in cash and cash equivalents                           2,634           (537)         1,322
Cash and cash equivalents at beginning of year                                 4,510          5,047          3,725
                                                                            --------       --------       --------
Cash and cash equivalents at end of year                                    $  7,144       $  4,510       $  5,047
                                                                            ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                       Mid Atlantic Medical Services, Inc.
                   Notes to Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Mid Atlantic Medical Services, Inc. is a holding company whose subsidiaries are active in managed health care and other life and health insurance related activities. MAMSI's principal markets are currently in Maryland, Virginia, the District of Columbia, Delaware, West Virginia, North Carolina and Pennsylvania. MAMSI and its subsidiaries (collectively referred to as "MAMSI" or the "Company") offer a broad range of health care coverage and related ancillary products and deliver these services through health maintenance organizations ("HMOs"), a preferred provider organization ("PPO"), and a life and health insurance company. MAMSI also owns a home health care company, a home infusion services company, a hospice company, a coordination of benefits identification and collections company and maintains a partnership interest in an outpatient surgery center.

MAMSI delivers managed health care services principally through HMOs. The HMOs, MD- Individual Practice Association, Inc. ("M.D. IPA"), Optimum Choice,Inc. ("OCI"), and Optimum Choice of the Carolinas, Inc. ("OCCI") arrange for health care services to be provided to an enrolled population for a predetermined, prepaid fee, regardless of the extent or nature of services provided to the enrollees. The HMOs offer a full complement of health benefits, including physician, hospital and prescription drug services. Optimum Choice, Inc. of Pennsylvania ("OCIPA") ceased all operations in Pennsylvania during 2000.

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

Alliance Recovery Services, LLC ("ARS") provides coordination of benefits identification and collection services to Third Party Administrators ("TPAs") and insurance companies.

The significant accounting policies followed by MAMSI and its subsidiaries are described below.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of MAMSI and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

MAJOR CUSTOMERS

A significant portion of the Company's premium revenue is derived from Federal, state and local government agencies, including governmental employees and Medicaid recipients (through 2000). For the years ended December 31, 2002, 2001 and 2000, approximately 14%, 10% and 8%, respectively, of premium revenue was derived from Federal government agencies which is included in the All Others and Commercial Risk segments (as described in Note 15), and approximately 13%, 15% and 14%, respectively, was derived from Maryland and Virginia state and local government agencies which is included in the Commercial Risk segment (as described in Note 15).

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

The Company periodically reviews its debt and equity securities to determine whether a decline in fair value below the carrying value exists and is other-than-temporary. If a decline in market value is noted and considered other-than-temporary, the cost basis or carrying amount of the security is written down to fair value and the amount of the write-down is included in earnings.

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

GOODWILL

The excess of cost over the fair value of net assets of the acquired companies is recorded as goodwill and is classified in the consolidated balance sheets as an other asset.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), which establishes standards for financial accounting and reporting for intangible assets at acquisition and for goodwill and other intangible assets subsequent to their acquisition. Statement No. 142 is applied to existing goodwill and intangible assets for fiscal years beginning after December 15, 2001. Statement No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required.

The Company adopted this Statement January 1, 2002, at which time amortization of the remaining book value of goodwill ceased. The Company is required to perform an annual impairment review of its goodwill balance beginning with a recurring annual measurement date. The Company has chosen October 1 to be its annual measurement date for its impairment review. The Company considers a discounted cash flow analysis, which includes profitability information, including estimated future operating results, potential savings to the Company, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. Under Statement No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. As of December 31, 2002, the Company's estimated fair value exceeded the carrying value of its goodwill and therefore, no impairment to its goodwill was identified. As the Company does not have a material amount of goodwill, the adoption of Statement No. 142 did not have a significant effect on the consolidated financial statements.

HEALTH PREMIUM

Amounts charged for health care services are recognized as premium revenue in the month for which enrollees are entitled to receive care. Included in premium revenue are amounts due from customers that utilize the Company's capitated primary care physician network, its care coordination services and other services related to health management and who self-fund, generally up to specified limits, certain elements of medical costs excluding co-payments from members, such as hospitalization and specialist physicians. Premium revenue received in advance is recorded as deferred premium revenue.

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

The Company has entered into certain long-term medical services related vendor contracts, some of which include incentives or cost guarantees designed to provide savings to the Company over several years. The Company typically accounts for the benefit derived from these incentives or guarantees ratably over the contract period as a reduction to medical expense. Because of the complexity of the Company's product offerings as well as obligations imposed under the contracts, and the timing of settlement of various contractual periods, disputes may arise as to the degree of satisfaction of the various contractual obligations which could result in material adjustments to the Company's financial statements. In the case of one of these contracts, a dispute with the Company's PBM, Merck, arose over its 2000 guarantee which involved approximately $41.0 million which had been recorded in the Company's financial statements as a reduction of medical expense over the three years of the contract. At December 31, 2001, approximately $28.1 million was also reported in the balance sheet as a reduction of claims payable. On April 24, 2002, the Company reached a settlement of its dispute with Merck. Under the terms of the settlement, the Company has received payment of $41.0 million. In addition to the 2000 guarantee, the Company's former PBM contract provided for a risk-sharing arrangement for the years 2001 and 2002. The 2001 risk-sharing arrangement is in the process of being finalized and settled. It is anticipated that the 2002 risk-sharing arrangement will be settled in July, 2003. As of December 31, 2002, the Company has recorded what it believes to be a reasonable estimate of the results of these risk-share arrangements.

The Company believes that its claims reserves are adequate to satisfy its ultimate claims liabilities; however, the liability as established may vary significantly from actual claims amounts, either negatively or positively, and as adjustments are deemed necessary, they are included in current operations. Establishment of claims estimates is an inherently uncertain process; there can be no certainty that currently established reserves will prove adequate to cover actual ultimate expenses. Subsequent actual experience could result in reserves being too high or too low which could positively or negatively affect the Company's earnings in future periods. For the years ended December 31, 2002, 2001 and 2000, the Company estimates that it over-estimated or (under-estimated) its claims reserves by $31,294,000, $7,701,000 and $(4,407,000), respectively.
See Note 5.

Premium deficiency reserves, if any, are recognized when it is probable that the expected future health care cost of a group of existing contracts (and the costs necessary to maintain those contracts) will exceed future anticipated premiums, investment income and reinsurance recoveries on those contracts. The Company groups contracts consistent with its underwriting. The Company evaluates the need for premium deficiency reserves on a quarterly basis. An immaterial amount of reserves was required at December 31, 2002 and 2001.

COORDINATION OF BENEFITS

Coordination of benefits ("COB") results from the determination that the Company has paid for medical claims expenses for which an enrollee has duplicate coverage and for which another insurer is primarily liable. In the consolidated statements of operations, such identified amounts are classified as a reduction of medical expense and, in the consolidated balance sheets, such amounts are classified as a reduction of claims payable.

INCOME TAXES

The income tax provision includes Federal and state income taxes both currently payable and deferred because of differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER COMMON SHARE

Basic earnings per common share are calculated using the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Shares held in the Company's Stock Compensation Trust (see Note 11) are excluded from the calculation of basic and diluted earnings per share.

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

STOCK OPTION PLANS

On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("Statement 148"). Statement 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. Statement 148 does not amend Statement 123 to require companies to account for stock-based employee awards using the fair value method.

As permitted by Statement 123, as amended by Statement 148, the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized. See Note 10 for further information on the Company's stock option plans.

RECLASSIFICATIONS

Certain   balances  in  the  2001  and  2000  financial   statements  have  been
reclassified to conform with the 2002 presentation.

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

The following is a summary of available-for-sale and held-to-maturity securities at December 31, 2002 and 2001:

                                                       -----------------------------------------------------
                                                                                2002
                                                       -----------------------------------------------------
                                                                        Gross         Gross        Estimated
(in thousands)                                                       Unrealized     Unrealized       Fair
                                                          Cost          Gains         Losses         Value
                                                       -----------------------------------------------------
Available-for-sale securities
U.S. Treasury securities and obligations of
  U.S. government agencies                             $  2,169       $   266        $     -        $  2,435
Obligations of states and political subdivisions        256,777        13,950             11         270,716
Municipal bond funds                                    201,864             -              -         201,864
Accrued interest                                          3,365             -              -           3,365
                                                       --------       -------        -------        --------
Debt securities                                         464,175        14,216             11         478,380
Equity securities                                         8,290           141             71           8,360
                                                       --------       -------        -------        --------

Investment securities                                  $472,465       $14,357        $    82        $486,740
                                                       ========       =======        =======        ========

Held-to maturity securities
U.S. Treasury securities and obligations
 of U.S. government agencies                           $ 12,007       $   917        $     -        $ 12,924
Obligations of states and political subdivisions          9,284           394              -           9,678
Other investments                                           250             -              -             250
                                                       --------       -------        -------        --------

Statutory deposits                                     $ 21,541       $ 1,311        $     -        $ 22,852
                                                       ========       =======        =======        ========


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
                                                       ========       =======        =======        ========

For the years ended December 31, 2001 and 2000, marketable equity available-for-sale securities with a fair value at the date of sale of $900,000 and $317,000, respectively, were sold. The gross realized gains on such sales totaled $18,000 and $71,000, and the gross realized losses totaled $17,000 and $-0- for each of the respective periods. There were no sales in 2002. Realized gains and losses are included in investment income. Other sales and maturities of investment securities consisted principally of redemptions on municipal bond funds.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                -------------------------
                                                                Estimated
                                                                  Fair
(in thousands)                                     Cost           Value
                                                -------------------------
Available-for-sale
Due in one year or less                         $229,879         $230,382
Due after one year through five years            128,205          136,598
Due after five years through ten years           102,921          108,230
Due after ten years                                3,170            3,170
                                                --------         --------
Debt securities                                  464,175          478,380
Equity securities                                  8,290            8,360
                                                --------         --------
                                                $472,465         $486,740
                                                ========         ========
Held-to-maturity
Due in one year or less                         $  7,391         $  7,421
Due after one year through five years              8,362            9,016
Due after five years through ten years             5,788            6,415
Due after ten years                                    -                -
                                                --------         --------
                                                $ 21,541         $ 22,852
                                                ========         ========

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31:

                                                -------------------------
(in thousands)                                    2002             2001
                                                -------------------------
Premium and fee accounts                        $ 95,463         $ 84,969
Home health service accounts                       6,810            8,141
Medical recoverables                               4,059            5,165
Pharmacy rebates                                  15,094            9,009
Other                                              3,692            4,706
Less: allowance for doubtful accounts             (7,068)          (6,647)
                                                --------         --------
                                                $118,050         $105,343
                                                ========         ========

Medical recoverables consist of refunds identified on paid claims, and pharmacy rebates consist of amounts due for contractual arrangements with the Company's PBM. These amounts have been recorded as a reduction of medical expense in the consolidated statements of operations. Other receivables consist primarily of amounts due for reinsurance recoveries, interest accrued on statutory deposits and amounts related to contractual arrangements with laboratory service providers.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                ------------------------
(in thousands)                                     2002           2001
                                                ------------------------
Land, buildings and improvements                $ 69,769        $ 44,416
Computer equipment and software                   48,682          42,345
Office furniture and equipment                    30,200          26,138
Leasehold improvements                             4,155           3,856
                                                --------         -------
                                                 152,806         116,755
Less: accumulated depreciation and
  amortization                                   (70,123)        (59,426)
                                                --------         -------
                                                $ 82,683        $ 57,329
                                                ========        ========

NOTE 5 - CLAIMS PAYABLE

The following tables show the components of claims payable for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                      --------------------------------
                                       2002        2001        2000
                                      --------------------------------
Reserve for incurred but
not reported claims                   $247,983    $206,526    $165,806

Claims received, not yet
paid and other items                    49,321      33,598      27,776

Amortized value of
pharmacy cost guarantee
related to the year 2000                     -     (28,114)    (14,897)
                                      --------    --------    --------
Total claims payable                  $297,304    $212,010    $178,685
                                      ========    ========    ========

The following table shows the components of the change in claims payable for the years ended December 31, 2002, 2001 and 2000 for each year's Dates of Service ("DOS") (in thousands except for percentages):

                                                                                                     2001 &
For the Year Ended December 31, 2002:                       Life &                      2002         Prior
                                              Medical        STD         Total           DOS          DOS
                                             ------------------------------------    -----------------------
Beginning of the year                        $  210,700    $  1,310    $  212,010    $        -    $ 212,010

Components of medical expense:
  Estimated cost incurred                     1,934,361       3,901     1,938,262     1,938,262            -
  Estimated redundancy                          (31,294)          -       (31,294)            -      (31,294)
                                             ----------    --------    ----------    ----------    ---------
                                              1,903,067       3,901     1,906,968     1,938,262      (31,294)
Payments for medical expense                 (1,818,046)     (3,628)   (1,821,674)   (1,652,538)    (169,136)
                                             ----------    --------    ----------    ----------    ---------
End of the year                              $  295,721    $  1,583    $  297,304    $  285,724    $  11,580
                                             ==========    ========    ==========    ==========    =========
Prior year redundancy as a
percentage of current year
medical expense                                    1.64%

For the Year Ended December 31, 2001:                                                               2000 &
                                                            Life &                     2001         Prior
                                              Medical        STD         Total          DOS          DOS
                                             -----------------------------------    -----------------------

Beginning of the year                        $  177,435    $  1,250    $  178,685    $        -    $ 178,685

Components of medical expense:
  Estimated cost incurred                     1,494,931       3,589     1,498,520     1,498,520            -
  Estimated redundancy                           (7,701)          -        (7,701)            -       (7,701)
                                             ----------    --------    ----------    ----------    ---------
                                              1,487,230       3,589     1,490,819     1,498,520       (7,701)
Payments for medical expense                 (1,453,965)     (3,529)   (1,457,494)   (1,277,361)    (180,133)
                                             ----------    --------    ----------    ----------    ---------
End of the year                              $  210,700    $  1,310    $  212,010    $  221,159    $  (9,149)
                                             ==========    ========    ==========    ==========    =========
Prior year redundancy as a
percentage of current year
medical expense                                    0.52%


For the Year Ended December 31, 2000:
                                                                                                     1999 &
                                                            Life &       Total         2000          Prior
                                              Medical        STD         Total          DOS           DOS
                                             ------------------------------------    ------------------------
Beginning of the year                        $  153,237    $  1,166    $  154,403    $        -    $ 154,403

Components of medical expense:
  Estimated cost incurred                     1,218,865       3,108     1,221,973     1,221,973            -
  Estimated deficiency                            4,407           -         4,407             -        4,407
                                             ----------     -------    ----------    ----------    ---------
                                              1,223,272       3,108     1,226,380     1,221,973        4,407
Payments for medical expense                 (1,199,074)     (3,024)   (1,202,098)   (1,048,160)    (153,938)
                                             ----------     -------    ----------     ---------    ---------
End of the year                              $  177,435    $  1,250    $  178,685    $  173,813    $   4,872
                                             ==========     =======    ==========    ==========    =========
Prior year deficiency as a
percentage of current year
medical expense                                   (0.36%)

The Company does not track the redundancy/(deficiency) related to its life and short-term disability business. Any actual redundancy/(deficiency) would be immaterial to the tables above and the Company's financial statements.


NOTE 6 - NOTES PAYABLE

The Company has access to total revolving credit facilities of $29 million, which are subject to annual renewal and collateral requirements, and are used to provide short-term capital resources for routine cash flow fluctuations. At December 31, 2002, the Company's investment security balances used as collateral, which are parent company only investments, fell below the minimum collateral requirements thereby reducing the credit line availability to $24.1 million. Borrowings bear interest at a rate based on Libor plus .65% and are secured by certain cash balances and investment securities. At December 31, 2002, approximately $3.2 million was outstanding on one of the lines-of-credit at an interest rate of 2.93% and approximately $614,000 in letters-of-credit were outstanding, although no amounts had been drawn.

Interest expense paid in cash on borrowings and on claims paid subsequent to state mandated deadlines during 2002, 2001 and 2000 was approximately $770,000, $1,267,000 and $444,000, respectively.

NOTE 7 - REINSURANCE

M.D. IPA, OCI, OCCI and MLH maintain reinsurance coverage to provide for reimbursement of claims in excess of certain limits. The reinsurer for health claims indemnifies either 90% of the approved per diem or fixed charge per procedure (whichever is less), or 80% of the eligible in and out of service area acute care medical expenses (if not paid at a fixed fee) in excess of $200,000 per enrollee per year. Transplant costs conducted in an approved facility are reimbursed at either 90% or 80% of eligible charges and in non-approved facilities at 50% of eligible charges. There is a lifetime maximum of $2,000,000 in eligible medical costs with no more than $1,000,000 in a given year. Reinsurance for life and accidental death claims generally covers all settlements in excess of $50,000 per person subject to a $950,000 maximum recovery per person for life claims and $1,000,000 per person on accidental death claims. Reinsurance recoveries for the years ended December 31, 2002, 2001 and 2000 were approximately $2,866,000, $2,319,000 and $2,044,000, respectively.
In the consolidated statements of operations, reinsurance premiums are shown net of the related recoveries. The Company is contingently liable for its reinsured losses to the extent that the reinsurance company cannot meet its obligations under the reinsurance contracts.

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31:

                                                --------------------------
(in thousands)                                    2002              2001
                                                --------------------------
Deferred tax liabilities:
  Accelerated depreciation                      $ 1,407            $ 1,071
  Receivable valuation adjustments                    -                  9
  Vendor guarantee revenue                        3,183             10,739
  Unrealized investment gains                     4,996              1,361
                                                -------            -------
Total deferred tax liabilities                    9,586             13,180
                                                -------            -------
Deferred tax assets:
  Accrued medical expenses                        1,769              1,559
  Premium revenue adjustments                     2,661              2,639
  Receivable valuation adjustments                  658                  -
  State net operating losses                      4,152              4,144
  Accrued pension expenses                        7,563              3,864
  Accrued vacation                                  324                400
  Advanced revenue                                4,623                  -
  Other                                             466                146
                                                -------            -------
Total deferred tax assets                        22,216             12,752
Valuation allowance for deferred tax assets      (4,077)            (3,778)
                                                -------            -------
Net deferred tax assets                          18,139              8,974
                                                -------            -------
                                                $ 8,553            $(4,206)
                                                =======            =======
Included in the consolidated balance sheets:
  Current assets - deferred income taxes        $ 3,419            $   216
  Non-current assets - deferred income taxes      7,396              4,219
  Current liabilities - deferred income taxes    (2,262)            (8,641)
                                                -------            -------
  Net deferred tax asset (liability)            $ 8,553            $(4,206)
                                                =======            =======

Significant components of the provision for income taxes attributable to continuing operations are as follows for the years ended December 31:

                                                ---------------------------------------
(in thousands)                                     2002            2001          2000
                                                ---------------------------------------
Current:
  Federal                                       $  65,405      $  25,579      $  22,041
  State                                               894            621            591
                                                ---------      ---------      ---------
  Total current                                    66,299         26,200         22,632
                                                ---------      ---------      ---------
Deferred:
  Federal                                         (15,683)         1,771         (5,019)
  State                                              (711)          (824)          (261)
                                                ---------      ---------      ---------
  Total deferred                                  (16,394)           947         (5,280)
                                                ---------      ---------      ---------
                                                $  49,905      $  27,147      $  17,352
                                                =========      =========      =========

The Company's tax provision differs from the statutory rate for Federal income taxes for the years ended December 31 as follows:

                                                -------------------------------------
(in thousands)                                     2002          2001          2000
                                                -------------------------------------

Statutory rate (35%)                            $51,561        $29,520        $19,866
Tax-exempt interest                              (3,314)        (2,870)        (2,067)
State income taxes, net of Federal benefit          474             22           (436)
Increase in valuation allowance for
  deferred tax assets                               299             27            706
Other non-deductible items                          451            529            574
Tax credits                                        (191)          (191)          (664)
Other, net                                          625            110           (627)
                                                -------        -------        -------
                                                $49,905        $27,147        $17,352
                                                =======        =======        =======

Total tax deposits made by the Company in 2002, 2001 and 2000 were approximately $34,750,000, $11,750,000 and $19,255,000, respectively.

At December 31, 2002, the Company has state net operating loss carryforwards of $94,399,000 that expire in various years beginning in 2006. The losses were generated by certain operating subsidiaries of the Company, in the normal course of their business.

The Company records a valuation allowance for deferred tax assets when in management's judgment it is more likely than not that all or a portion of a deferred tax asset will not be realized. At December 31, 2002 and 2001, the Company recorded a valuation allowance related to certain state net operating loss carryforwards.

NOTE 9 - RELATED PARTIES

For the years ended December 31, 2002, 2001 and 2000, certain members of the Boards of Directors of MAMSI and affiliated corporations who are also participating physicians provided medical services to enrollees totaling $4,533,000, $5,414,000 and $4,954,000, respectively, which represents approximately .4%, .7% and .8% in 2002, 2001 and 2000, respectively, of payments to all physicians. Board members are remunerated at the same contractual level as all other participating physicians and are selected by enrollees to render medical services under the same guidelines as all other participating physicians.

NOTE 10 - EMPLOYEE BENEFITS PLANS

PENSION PLANS

The Company has a defined contribution 401(k) savings plan covering all full-time employees. Employees are allowed to contribute up to 50% of their pretax earnings annually up to a maximum contribution of $11,000 and the Company makes a matching contribution of 50% on the first 4% of contributions made by employees. Only Company contributions may be invested in MAMSI stock. Employee contributions can be invested in a variety of mutual funds. Employees vest immediately in the employee contributions and ratably over five years in the Company contributions. During 2002, 2001 and 2000, the Company's contribution to the 401(k) plan aggregated $1,359,000, $1,355,000 and $1,388,000, respectively.

Pursuant to the employment contracts entered into by the Company with certain key executives, effective in 2000, each executive is entitled to supplemental retirement income benefits based upon years of service and attained salary levels. The Company is accruing for the liability under these contracts based on an estimated present value calculation of the future benefits payable to each executive. Expense recognized related to this benefit was $10,423,000, $5,783,000 and $2,866,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

STOCK OPTION PLANS

The Company follows APB 25 under which no compensation expense has been recognized for financial statement purposes in connection with its stock option plans. Pro forma information regarding net income and earnings per share are required by Statement 123, as amended by Statement 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk- free interest rates of 3.9%, 4.8% and 6.6%; volatility factors of the expected market price of the Company's common stock of .53, .65 and .65 and a weighted average life of the options of three years. The Company anticipates that it will declare no dividends.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. In accordance with Statement 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 (in thousands except per share amounts):

                                                -------------------------------
                                                  2002        2001        2000
                                                -------------------------------
Net income, as reported                         $97,413     $57,195     $39,406
Basic earnings per share, as reported              2.49        1.48        1.04
Diluted earnings per share, as reported            2.34        1.41        1.00

Stock-based compensation, net of tax            $ 9,218     $ 7,198     $ 5,386
Basic earnings per share                            .24         .19         .14
Diluted earnings per share                          .22         .18         .14

Pro forma net income                            $88,195     $49,997     $34,020
Pro forma basic earnings per share                 2.25        1.29         .90
Pro forma diluted earnings per share               2.12        1.23         .86


In years 1990 through 1996, and years 1998 through 2002, MAMSI implemented a non-qualified stock option plan whereby options for the purchase of shares of common stock may be granted to directors, officers and employees of the Company. Unexpired authorized shares under the plans total 9,000,000. Options under the plans generally vest over a three-year period and are exercisable at 100% of the fair market value per share on the date the options are granted. The Company accounts for these stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense for these stock option grants. Transactions relating to the plans are summarized as follows:



                                     -----------------------    -----------------------    -----------------------
                                              2002                       2001                       2000
                                     -----------------------    -----------------------    -----------------------
                                                    Weighted                   Weighted                   Weighted
                                                    Average                    Average                    Average
                                        2002        Exercise       2001        Exercise       2000        Exercise
                                       Shares        Price        Shares        Price        Shares        Price
                                     ---------      --------    ---------      --------    ---------      --------

Outstanding, January 1               7,148,763      $12.45      7,978,037      $11.59      9,524,599      $13.35
Granted                              2,169,070      $28.29      2,526,290      $16.46      3,100,763      $ 9.53
Exercised                           (2,707,860)     $11.65     (3,000,306)     $13.35     (1,991,094)     $12.52
Forfeited                             (208,252)     $18.69       (355,258)     $14.02     (2,656,231)     $14.76
                                     ---------                  ---------                  ---------
Outstanding, December 31             6,401,721      $17.95      7,148,763      $12.45      7,978,037      $11.59
                                     =========                  =========                  =========

Available for grant, end of year     1,249,017                  1,251,180                  1,554,976
Exercisable, end of year             3,638,899                  3,977,323                  4,474,207
Option price range for exercised
  shares                             $5.00-$28.20               $5.06-$20.63               $5.06-$17.13
Option price range at end of year    $5.37-$42.08               $5.00-$23.05               $5.00-$21.00
Weighted average fair value of
  options granted during year          $11.06                      $7.61                      $4.10


                              OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
-----------------------------------------------------------------------------     --------------------------------
                        Outstanding     Weighted Average                          Exercisable
      Range of             as of           Remaining         Weighted Average        as of        Weighted Average
   Exercise Prices      12/31/2002      Contractual Life      Exercise Price      12/31/2002       Exercise Price
-------------------     -----------     ----------------     ----------------     -----------     ----------------
$ 5.01   -  $ 10.00     1,854,635             2.0               $ 8.74            1,600,885          $ 8.68
$10.01   -  $ 15.00       311,494             1.0               $12.59              273,309          $12.45
$15.01   -  $ 20.00     2,104,611             3.1               $16.56            1,302,531          $16.73
$20.01   -  $ 25.00       826,660             4.0               $22.67              406,124          $22.68
$25.01   -  $ 30.00       294,411             4.1               $25.40                  950          $26.46
$30.01   -  $ 35.00       978,040             4.4               $33.27               55,100          $33.30
$35.01   -  $ 40.00        28,630             4.8               $36.67                    -          $    -
$40.01   -  $ 45.00         3,240             4.8               $41.61                    -          $    -
                        ---------                                                 ---------

                        6,401,721             3.1               $17.95            3,638,899          $13.78
                        =========                                                 =========


INCENTIVE COMPENSATION PLAN

The Company has an incentive compensation plan whereby managers receive bonuses based upon improvement in the annual operating results of the Company. During 2002, 2001 and 2000, incentive compensation expense was approximately
$11,000,000,  $9,000,000  and  $7,000,000,   respectively,  which  was  paid  to
employees in February 2003, 2002 and 2001, respectively.

NOTE 11 - COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share:

                                                -----------------------------------------
                                                    2002           2001           2000
                                                -----------------------------------------
Numerator:
  Net income                                    $97,413,000    $57,195,000    $39,406,000

Denominator:
  Denominator for basic earnings per share
    - weighted average shares                    39,171,996     38,672,147     38,052,746
  Dilutive securities - employee stock options    2,485,013      1,829,939      1,288,291
  Denominator for diluted earnings per share
    - adjusted weighted average shares           41,657,009     40,502,086     39,341,037


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

During 2002, the SCT purchased an additional 2,000,000 of the Company's common stock for approximately $69.9 million. The existing promissory note has been modified to reflect these purchases.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases office space under the terms of non-cancelable operating leases that expire at various dates through 2007. Rent expense relating to these operating leases approximated $4,253,000, $4,393,000 and $3,470,000 in 2002,
2001 and 2000, respectively.

Future minimum lease commitments under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

Year                    Amount
----                   -------
2003                   $ 3,659
2004                     2,668
2005                     1,236
2006                       293
2007                       185
                       -------
                       $ 8,041
                       =======

M.D. IPA contracts with OPM to provide or arrange health services under the FEHBP. The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. In the normal course of business, OPM audits health plans with which it contracts to verify, among other things, that the premiums calculated and charged to OPM are established in compliance with the best community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. While the government's initial on-site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take two to three years. The results of these audits could result in material adjustments to the Company's financial statements. The Company has been audited through 1999. There were no significant findings related to 1999. OPM has not yet audited 2000-2002.

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

Minimum required levels of Risk Based Capital-Company Action Level ("RBC CAL") and statutory net worth and actual statutory net worth as of December 31 are as follows:

                                      2002                                             2001
                   ------------------------------------------       -----------------------------------------
                                   Required         Actual                          Required        Actual
                     RBC CAL       Net Worth      Net Worth           RBC CAL       Net Worth     Net Worth
                   -----------    -----------    ------------       -----------    ----------    ------------
M.D. IPA           $13,500,000    $ 3,000,000    $ 50,800,000       $ 9,700,000    $3,000,000    $ 40,500,000
OCI                 50,900,000      3,000,000      94,000,000        39,500,000     3,000,000      59,800,000
MLH                 43,600,000      1,125,000     175,200,000        35,600,000     1,125,000     108,280,000
OCCI                 3,800,000      2,500,000       3,400,000         2,500,000     2,500,000       7,100,000
OCIPA                    6,000      1,500,000       2,100,000            17,000     1,500,000       2,100,000


M.D. IPA, OCI, OCCI, OCIPA and MLH were in compliance with state depository rules at December 31, 2002 and 2001. OCCI was in compliance with its working capital requirement of $1.6 million at December 31, 2002 and 2001. M.D. IPA, OCI, OCIPA and MLH exceeded the highest RBC requirements at December 31, 2002 and 2001. OCCI failed to meet its RBC CAL of $3.8 million at December 31, 2002. In February, 2003, additional capital was provided to meet this requirement. These MAMSI subsidiaries must notify state regulators before the payment of any dividends to MAMSI and, in certain circumstances, must receive positive affirmation prior to such payment.

The National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001. The domiciliary states of M.D. IPA, OCI, OCCI, OCIPA and MLH have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices that M.D. IPA, OCI, OCCI, OCIPA and MLH use to prepare their statutory-basis annual statements. The impact of these changes to MAMSI and its insurance subsidiaries' statutory-basis capital and surplus as of January 1, 2001 was not significant.

NOTE 14 - RISK CONCENTRATIONS

Financial instruments that potentially subject the Company to credit risk consist primarily of investments in marketable securities (including money market funds, floating rate municipal putable bonds, intermediate term municipal bonds, and common stocks) and premiums receivable. The Company receives advice through or assigns direct management of investment in securities to professional investment managers selected for their expertise in various markets, within guidelines established by the Board of Directors. These guidelines include broad diversification of investments. Concentrations of credit risk and business volume with respect to commercial premiums receivable are generally limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 2002, approximately 24% of premium and home health service receivables were due from federal government agencies. The Company performs ongoing credit evaluations of customers and generally does not require collateral.

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


REPORTABLE SEGMENTS
(in thousands)
                                                       ---------------------------------------------------
                                                       Commercial
                                                          Risk        PPO        All Others      Totals
                                                       ---------------------------------------------------
Year ended December 31, 2002:
Revenue from external customers                        $2,259,600     $22,416      $31,046      $2,313,062

Segment pretax profit (loss)                              124,064      10,311       (1,575)        132,800

                                                       ---------------------------------------------------
                                                       Commercial
                                                          Risk        PPO        All Others      Totals
                                                       ---------------------------------------------------
Year ended December 31, 2001:
Revenue from external customers                        $1,740,938     $21,244      $30,781      $1,792,963

Segment pretax profit (loss)                               60,448      10,622       (1,057)         70,013

                                                       ---------------------------------------------------
                                                       Commercial
                                                          Risk        PPO        All Others      Totals
                                                       ---------------------------------------------------
Year ended December 31, 2000:
Revenue from external customers                        $1,404,910     $21,811      $44,275      $1,470,996

Segment pretax profit                                      30,773      10,906        2,135          43,814


The sources of revenue included in the All Others category are composed primarily of Medicaid, life and STD and home health. The Company ended its participation in Medicaid in 2000. All revenue is generated within the United States.

                                                                --------------------------------------------
(in thousands)                                                     2002              2001             2000
                                                                --------------------------------------------
Revenues

Total external revenues for reportable segments                 $2,282,016       $1,762,182       $1,426,721

Other revenues                                                      31,046           30,781           44,275

Investment revenue not allocated                                    14,967           14,772           13,483
                                                                ----------       ----------       ----------
     Total consolidated revenues                                $2,328,029       $1,807,735       $1,484,479
                                                                ==========       ==========       ==========

Pretax Profit

Total profit from reportable segments                           $  134,375       $   71,070       $   41,679

Other (loss) profit                                                 (1,575)          (1,057)           2,135

Net investment income not allocated                                 14,518           14,329           12,944
                                                                ----------       ----------       ----------
     Total consolidated pretax profit                           $  147,318       $   84,342       $   56,758
                                                                ==========       ==========       ==========

NOTE 16 - COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income related to changes in unrealized gains on securities, net-of-tax, were as follows:

                                                                -----------------------------------------
(in thousands)                                                    2002             2001             2000
                                                                -----------------------------------------
Unrealized holding gains arising during
  period                                                        $ 6,781          $   722          $ 2,887

Less: Reclassification adjustment for
  net gains included in net income                                   30                6               62
                                                                -------          -------          -------

Net unrealized gains recognized in
 other comprehensive income                                     $ 6,751          $   716          $ 2,825
                                                                =======          =======          =======



NOTE 17 - FOURTH QUARTER ADJUSTMENTS

The Company made adjustments in the fourth quarter of 2002 resulting from the determination that certain estimates relating to claims flow patterns that were assumed in establishing the IBNR liability for medical claims during 2002 should be revised to reflect faster receipt of claims by the Company. This change in estimate reduced accounts receivable and premium revenue by $3,000,000 and reduced claims payable and medical expenses by $24,000,000. Net income increased by $12,789,000 and fully diluted earnings per share by $.31.

                         Report of Independent Auditors


Board of Directors and Stockholders
Mid Atlantic Medical Services, Inc.


We have audited the accompanying consolidated balance sheets of Mid Atlantic Medical Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid Atlantic Medical Services, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ Ernst & Young LLP
                                          ----------------------
                                          Ernst & Young LLP



McLean, Virginia
February 10, 2003

SELECTED QUARTERLY FINANCIAL DATA FOR FISCAL YEARS 2002 AND 2001

                                    2002       2002       2002       2002       2001       2001       2001       2001
                                    First     Second      Third     Fourth      First     Second      Third     Fourth
                                   Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                   --------   --------   --------   --------   --------   --------   --------   --------
                                                           (in thousands except share amounts)
                                                                       (unaudited)

Revenue                            $550,163   $575,263   $595,467   $607,136   $424,661   $450,475   $459,667   $472,932
Expense                             522,489    547,999    561,830    548,393    405,342    432,656    437,049    448,346

Income before income taxes           27,674     27,264     33,637     58,743     19,319     17,819     22,618     24,586
Net income                           18,853     18,423     22,523     37,614     12,882     11,986     15,036     17,291

Basic earnings per share                .48        .47        .57        .96        .34        .31        .38        .45
Diluted earnings per share              .45        .44        .54        .91        .32        .30        .36        .43


The Company made adjustments in the fourth quarter of 2002 resulting from the determination that certain estimates relating to claims flow patterns that were assumed in establishing the IBNR liability for medical claims during 2002 should be revised to reflect faster receipt of claims by the Company. This change in estimate reduced accounts receivable and premium revenue by $3,000,000 and reduced claims payable and medical expenses by $24,000,000. Net income increased by $12,789,000 and fully diluted earnings per share by $.31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the "Directors and Executive Officers" section of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 28, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the "Directors and Executive Officers -- Directors' Compensation" and "Executive
Management Compensation" sections of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 28, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the "Stock Owned by Management" and "Principal Stockholders" sections of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 28, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the "Executive Management Compensation" section of the Proxy Statement for MAMSI's annual meeting of shareholders to be held on April 28, 2003.

ITEM 14. CONTROLS AND PROCEDURES

Based on the evaluation by the Chief Executive Officer and Chief Financial Officer of the Company as of a date within 90 days of the filing date of this annual report, the Company's disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls and there have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of such officers' evaluation.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                        PAGE
                                                                  ----
Consolidated Balance Sheets as of December 31, 2002 and 2001 ... 29 Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000 .............................    30
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2002, 2001 and 2000 .........    31
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000 .............................    32
Notes to Consolidated Financial Statements .....................    33
Report of Ernst & Young LLP Independent Auditors ...............    52

(a)(2) and (d)
INDEX TO FINANCIAL STATEMENT SCHEDULE                             PAGE
                                                                  ----
II - Valuation and Qualifying Accounts as of December 31,
       2002, 2001 and 2000 .....................................    56

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

                                Mid Atlantic Medical Services, Inc.
                        Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                                    Additions
                Balance at     ------------------------------
                Beginning        Charged to      Charged to                      Balance
                    of              Costs          Other        Deductions-       at End
Description       Period        and Expenses      Accounts      Write-Offs      of Period
-----------     ----------     -------------     ----------     -----------     ---------

DEDUCTED FROM ASSET ACCOUNTS:

YEAR ENDED DECEMBER 31, 2000

Allowance for doubtful accounts - accounts receivable

                $  5,445       $    335          $    357 (1)   $               $ 6,137
                ========       ========          ========       ========        =======

Valuation allowance - deferred tax assets

                $  3,055       $    706          $              $     10        $ 3,751
                ========       ========          ========       ========        =======

YEAR ENDED DECEMBER 31, 2001

Allowance for doubtful accounts - accounts receivable

                $  6,137       $    152          $    358 (1)   $               $ 6,647
                ========       ========          ========       ========        =======

Valuation allowance - deferred tax assets

                $  3,751       $     27          $              $               $ 3,778
                ========       ========          ========       ========        =======

YEAR ENDED DECEMBER 31, 2002

Allowance for doubtful accounts - accounts receivable

                $  6,647       $    186          $    235 (1)   $               $ 7,068
                ========       ========          ========       ========        =======

Valuation allowance - deferred tax assets

                $  3,778       $    299          $              $               $ 4,077
                ========       ========          ========       ========        =======


(1) The changes to the allowance were charged to revenue.

(a)(3)
EXHIBITS

See the Exhibit Index on pages 63-66 of this Form 10-K.

(b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      MID ATLANTIC MEDICAL SERVICES, INC. ("MAMSI")
      (Registrant)

      By: /s/ Mark D. Groban, M.D.                3/28/2003
         --------------------------------------------------
         Mark D. Groban, M.D.                          Date
         Chairman of the Board and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: /s/ Howard M. Arnold                    3/28/2003
         --------------------------------------------------
         Howard M. Arnold                             Date
         Director

      By: /s/ Thomas P. Barbera                   3/28/2003
         --------------------------------------------------
         Thomas P. Barbera                           Date
         Vice Chairman of the Board, President, Chief Executive Officer and Director
         (Principal Executive Officer)

      By: /s/ Francis C. Bruno, M.D.              3/28/2003
         --------------------------------------------------
         Francis C. Bruno, M.D.                       Date
         Director

      By: /s/ Raymond H. Cypess, D.V.M., Ph.D.    3/28/2003
         --------------------------------------------------
         Raymond H. Cypess, D.V.M., Ph.D.             Date
         Director

      By: /s/ John W. Dillon                      3/28/2003
         --------------------------------------------------
         John W. Dillon                               Date
         Director

      By: /s/ Robert E. Foss                      3/28/2003
         --------------------------------------------------
         Robert E. Foss                               Date
         Senior Executive Vice President and Chief Financial Officer
         and Director
         (Principal Financial Officer)

      By: /s/ Mark D. Groban, M.D.                3/28/2003
         --------------------------------------------------
         Mark D. Groban, M.D.                         Date
         Chairman of the Board and Director

      By: /s/ Christopher E. Mackail              3/28/2003
         --------------------------------------------------
         Christopher E. Mackail                       Date
         Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

      By: /s/ John P. Mamana, M.D.                3/28/2003
         --------------------------------------------------
         John P. Mamana, M.D.                         Date
         Director

      By: /s/ Edward J. Muhl                      3/28/2003
         --------------------------------------------------
         Edward J. Muhl                               Date
         Director

      By: /s/ Janet L. Norwood                    3/28/2003
         --------------------------------------------------
         Janet L. Norwood, Ph.D.                      Date
         Director

      By: /s/ John A. Paganelli                   3/28/2003
         --------------------------------------------------
         John A. Paganelli                            Date
         Director

      By: /s/ Ivan R. Sabel                       3/28/2003
         --------------------------------------------------
         Ivan R. Sabel, CPO                           Date
         Director

      By: /s/ James A. Wild                       3/28/2003
         --------------------------------------------------
         James A. Wild                                Date
         Director

                                  CERTIFICATION


I, Thomas P. Barbera, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Mid Atlantic Medical Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c)  presented   in  this  annual   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors:

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                       /s/ Thomas P. Barbera
                                           ----------------------
                                           Thomas P. Barbera
                                           President and Chief Executive Officer

                                    CERTIFICATION


I, Robert E. Foss, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Mid Atlantic Medical Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c)  presented   in  this  annual   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors:

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                        /s/ Robert E. Foss
                                            ----------------------
                                            Robert E. Foss
                                            Senior Executive Vice President and
                                            Chief Financial Officer

                     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of Mid Atlantic Medical Services, Inc. ("Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

       1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: March 28, 2003



/s/ Thomas P. Barbera                    /s/ Robert E. Foss
    -----------------------                  ------------------------
    Thomas P. Barbera                        Robert E. Foss
    President and                            Senior Executive Vice President and
    Chief Executive Officer                  Chief Financial Officer

(a)(3) and (c) List of Exhibits.

                                  EXHIBIT INDEX
                                                                             Location of Exhibit
Exhibit                                                                        in Sequential
Number     Description of Document                                             Numbering System
-------    -----------------------                                           -------------------
 3.1       Copy of Certificate of Incorporation of MAMSI dated
           October 7, 1986..........................................................(1)
 3.2       Copy of Certificate of Amendment of MAMSI Certificate of
           Incorporation dated April 23, 1990.......................................(4)
 3.3       Amended and Restated By-laws of MAMSI as of February 15, 2000............
 3.4       Copy of Certificate of Amendment of MAMSI Certificate of
           Incorporation dated June 2, 1994.........................................(4)
10.41      Copy of Agreement between M.D. IPA and Surgical Care Affiliates, Inc., dated April 22, 1985.....................................................(4)
10.67      1994 Non-Qualified Stock Option Plan.....................................(3)
10.68      1994 Non-Qualified Stock Option Letter sent to Key Employees.............(3)
10.72      List of States in which MAMSI Life is Licensed to Operate................(3)
10.74      1995 Non-Qualified Stock Option Plan.....................................(4)
10.75      1995 Non-Qualified Stock Option Plan letter sent to Key Employees........(4)
10.76      Agreement between OCI and the Commonwealth of Virginia governing the
           Medical Assistance Program ("Medicaid") dated May 27, 1994...............(4)
10.79      1996 Non-Qualified Stock Option Plan.....................................(5)
10.80      Form of Agreement between MAMSI and Employees Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(5)
10.81      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1996 Non-Qualified Stock Option Plan...........................(5)
10.82      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1996 Non-Qualified Stock Option Plan...................(5)
10         Amended and Restated Compensation Trust Agreement dated
           December 20, 1996........................................................(7)
10.1       Amended and Restated Common Stock Purchase Agreement dated
           December 20, 1996........................................................(7)
10.2       Replacement Promissory Note dated December 20, 1996......................(7)
10.83      1997 Management Bonus Program............................................(8)
10.84      Form of Non-Qualified Stock Option Agreement for Options Granted
           under 1991, 1992, 1993, 1994 and 1995 Non-Qualified Stock Option Plan....(9)
10.85      Agreement of Purchase of Real Property by Mid-Atlantic
           Medical Services, Inc....................................................(10)
10.86      1997 Amendment to Employment Agreement between George T. Jochum and the Company..........................................................(11)
10.87      1998 Non-Qualified Stock Option Plan.....................................(11)
10.88      1998 Senior Management Bonus Plan........................................(11)
10.89      1998 Management Bonus Plan...............................................(11)
10.90      Amendment to 1994 Non-Qualified Stock Option Plan........................(11)
10.91      Amendment to 1995 Non-Qualified Stock Option Plan........................(11)
10.92      Amendment to 1996 Non-Qualified Stock Option Plan........................(11)
10.93      1999 Employment Agreement Between George T. Jochum and the Company.......(11)
10.94      Form of Agreement between MAMSI and Employees Granting Options under the 1998 Non-Qualified Stock Option Plan...........................(12)
10.95      Form of Agreement between MAMSI and George T. Jochum Granting Options under the 1998 Non-Qualified Stock Option Plan...........................(12)
10.96      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1998 Non-Qualified Stock Option Plan...................(12)
10.97      Memorandum to Employees and Form for Election Of Exchange
           and Repricing of Stock Options...........................................(12)
10.98      Agreement of Purchase and Sale of Real Estate............................(13)
10.981     1999 Non-Qualified Stock Option Plan.....................................(14)
10.982     1999 Senior Management Bonus Plan........................................(14)
10.983     1999 Management Bonus Plan...............................................(14)
10.984     Amended and Restated Stock Compensation Trust Agreement
           dated January 11, 1999...................................................(14)
10.985     Common Stock Purchase Agreement dated January 11, 1999...................(14)
10.986     Allonge to Replacement Promissory Note dated January 11, 1999............(14)
10.987     Employment Agreement between the Company and Mark D. Groban..............(14)
10.988     Employment Agreement between the Company and Thomas P. Barbera...........(14)
10.989     Employment Agreement between the Company and Robert E. Foss..............(14)
10.990     Form of Executive Employment Agreement between the Company and Executive Staff......................................................(14)
10.991     Form of Agreement between MAMSI and Employees Granting Options under the 1999 Non-Qualified Stock Option Plan...........................(14)






10.992     Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 1999 Non-Qualified Stock Option Plan...................(14)
10.993     Employment Agreement between the Company and Mark D. Groban..............(15)
10.994     Employment Agreement between the Company and Thomas P. Barbera...........(15)
10.995     First Amendment to Employment Agreement between the Company and Mark D. Groban.......................................................(16)
10.996     First Amendment to Employment Agreement between the Company and Thomas P. Barbera....................................................(16)
10.997     First Amendment to Employment Agreement between the Company and Robert E. Foss.......................................................(16)
10.998     Amended and Restated Stock Compensation Trust Agreement
           dated August 20, 1999....................................................(16)
10.999     Common Stock Purchase Agreement dated August 20, 1999....................(16)
10.21      Allonge to Replacement Promissory Note dated
           August 20, 1999..........................................................(16)
10.22      2000 Non-Qualified Stock Option Plan.....................................(17)
10.23      2000 Senior Management Bonus Plan........................................(17)
10.24      2000 Key Management Bonus Plan...........................................(17)
10.25      Plan for Deferral of Directors Fees......................................(17)
10.26      Form of Agreement between MAMSI and Employees Granting Options
           Under the 2000 Non-Qualified Stock Option Plan...........................(17)
10.27      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options Under the 2000 Non-Qualified Stock Option Plan...................(17)
10.28      Form of Agreement between MAMSI and Directors Electing
           to Defer Director Fees...................................................(17)
10.29      Amended and Restated Stock Compensation Trust
           Agreement dated August 4, 2000...........................................(18)
10.30      Common Stock Purchase Agreement dated
           August 4, 2000...........................................................(18)
10.31      Allonge to Replace Promissory Note dated
           August 4, 2000...........................................................(18)
10.32      2001 Non-Qualified Stock Option Plan.....................................(19)
10.33      Form of Agreement between MAMSI and Employees Granting Options
           Under the 2001 Non-Qualified Stock Option Plan...........................(19)
10.34      Form of Agreement between MAMSI and Non-Employee Directors Granting
           Options under the 2001 Non-Qualified Stock Option Plan...................(19)
10.35      Employment Agreement between the Company and Mark D. Groban..............(19)
10.36      Employment Agreement between the Company and Thomas P. Barbera...........(19)
10.37      Employment Agreement between the Company and Robert E. Foss..............(19)
10.38      Employment Agreement between the Company and Sharon C. Pavlos............(19)
10.39      Common Stock Purchase Agreement dated
           July 11, 2001............................................................(20)
10.40      Allonge to Replacement Promissory Note dated
           July 11, 2001............................................................(20)
10.42      2002 Non-Qualified Stock Option Plan.....................................(21)
10.43      Form of Agreement between MAMSI and Employees Granting Options under the 2002 Non-Qualified Stock Option Plan...........................(21)
10.44      Form of Agreement between MAMSI and Non-Employee Directors
           Granting Options under the 2002 Non-Qualified Stock Option Plan..........(21)
10.45      Common Stock Purchase Agreement dated
           September 6, 2002........................................................(22)
10.46      Allonge to Replacement Promissory Note dated
           September 6, 2002........................................................(22)
10.47      2003 Non-Qualified Stock Option Plan.....................................
10.48      Form of Agreement between MAMSI and Employees Granting Options under the 2003 Non-Qualified Stock Option Plan...........................
10.49      Form of Agreement between MAMSI and Non-Employee Directors
           Granting Options under the 2003 Non-Qualified Stock Option Plan..........
10.50      Plan for Deferral of Selected Executives' Compensation...................
21         Subsidiaries of the Company..............................................
23         Consent of Independent Auditors..........................................


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

(21) Incorporated by reference to exhibits filed with the Company's Annual Report filed under the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2001.

(22) Incorporated by reference to exhibits filed with the Company's Quarterly report filed under the Securities Exchange Act of 1934 on Form 10-Q for the quarterly period ended September 30, 2002.