Form 10-Q
period 2003-03-31
MID ATLANTIC MEDICAL SERVICES INC
filed 2003-05-15
CIK 805037

     -----------------------------------------------------------------------
     -----------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 2003, or

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

           Yes [X]                       No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

           Yes [X]                       No [ ]

The number of shares outstanding of each of the issuer's classes of common stock was 46,654,322 shares of common stock, par value $.01, outstanding as of March 31, 2003.

     -----------------------------------------------------------------------
     -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       MID ATLANTIC MEDICAL SERVICES, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                       (in thousands except share amounts)

                                                                               (Unaudited)         (Note)
                                                                               March 31, 2003  December 31, 2002
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $     10,458     $      7,144
 Investment securities                                                               580,753          486,740
 Accounts receivable, net of allowance of $7,289 and $7,068                          145,373          118,050
 Prepaid expenses, advances and other                                                 34,695           37,104
 Deferred income taxes                                                                 4,793            3,419
                                                                                 -----------      -----------
   Total current assets                                                              776,072          652,457

 Property and equipment, net of accumulated
  depreciation of $73,168 and $70,123                                                 82,372           82,683
 Statutory deposits                                                                   21,543           21,541
 Other assets                                                                          9,266            8,951
 Deferred income taxes                                                                 8,164            7,396
                                                                                 -----------      -----------
   Total assets                                                                 $    897,417     $    773,028
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                          $      3,247     $      3,219
 Accounts payable                                                                     59,485           62,434
 Claims payable, net                                                                 362,484          297,304
 Income taxes payable                                                                 16,160           12,751
 Deferred premium revenue                                                             43,104           33,901
 Unearned revenue                                                                     33,743           14,592
 Deferred income taxes                                                                 2,518            2,262
                                                                                 -----------      -----------
   Total liabilities                                                                 520,741          426,463
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par,  100,000,000 shares  authorized;  65,772,502 issued and
  46,654,322 outstanding at March 31, 2003; 65,772,502 issued
  and 46,987,122 outstanding at December 31, 2002                                        657              657
 Additional paid-in capital                                                          526,088          466,154
 Stock  compensation  trust  (common  stock  held  in  trust)  7,933,766  shares outstanding at March 31, 2003;
  8,311,590 shares outstanding at December 31, 2002                                 (321,714)        (269,296)
 Treasury stock, 19,118,180 shares at March 31, 2003;
  18,785,380 shares at December 31, 2002                                            (288,114)        (276,205)
 Accumulated other comprehensive income                                                9,628            9,279
 Retained earnings                                                                   450,131          415,976
                                                                                 -----------      -----------
   Total stockholders' equity                                                        376,676          346,565
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    897,417     $    773,028
                                                                                 ===========      ===========

Note: The balance sheet at December 31, 2002 has been extracted from the audited financial statements at that date.






            See accompanying notes to these financial statements.

                       MID ATLANTIC MEDICAL SERVICES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (in thousands except share amounts)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                  March 31,         March 31,
                                                                                    2003              2002
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    646,501      $    534,010
  Fee and other                                                                        5,873             5,555
  Life and short-term disability premium                                               2,340             2,152
  Home health services                                                                 5,655             5,244
  Investment                                                                           4,007             3,202
                                                                                 -----------       -----------
    Total revenue                                                                    664,376           550,163
                                                                                 -----------       -----------
Expense
  Medical                                                                            538,436           455,444
  Life and short-term disability claims                                                1,131               785
  Home health patient services                                                         5,654             4,774
  Administrative (including interest expense of $189 and $159)                        67,289            61,486
                                                                                 -----------       -----------
    Total expense                                                                    612,510           522,489
                                                                                 -----------       -----------
Income before income taxes                                                            51,866            27,674

Income tax expense                                                                   (17,711)           (8,821)
                                                                                 -----------       -----------

Net income                                                                      $     34,155      $     18,853
                                                                                 ===========       ===========

Basic earnings per common share                                                 $        .88      $        .48
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .84      $        .45
                                                                                 ===========       ===========






            See accompanying notes to these financial statements.

                       MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                  Three Months
                                                                                                     Ended
                                                                                                 March 31, 2003
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     34,155
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      3,115
    Provision for bad debts                                                              221
    Provision for deferred income taxes                                               (2,075)
    Loss on sale and disposal of assets                                                    5
    Stock option tax benefit                                                           3,383
    Increase in accounts receivable                                                  (27,544)
    Decrease in prepaid expenses, advances, and other                                  2,409
    Decrease in accounts payable                                                      (2,949)
    Increase in income taxes payable                                                   3,409
    Increase in claims payable, net                                                   65,180
    Increase in deferred premium revenue                                               9,203
    Increase in unearned revenue                                                      19,151
                                                                                 -----------
        Total adjustments                                                                               73,508
                                                                                                   -----------
        Net cash provided by operating activities                                                      107,663

Cash flows used in investing activities:
  Purchases of investment securities                                                (231,698)
  Sales of investment securities                                                     138,209
  Purchases of property and equipment                                                 (2,796)
  Purchase of statutory deposits                                                      (1,050)
  Maturity of statutory deposit                                                        1,050
  Purchases of other assets                                                             (357)
  Proceeds from sale of assets                                                            41
                                                                                 -----------
        Net cash used in investing activities                                                          (96,601)

Cash flows used in financing activities:
  Increase in short-term borrowings                                                       28
  Exercise of stock options                                                            4,133
  Purchase of treasury stock                                                         (11,909)
                                                                                 -----------
        Net cash used in financing activities                                                           (7,748)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                3,314

Cash and cash equivalents at beginning of period                                                         7,144
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $     10,458
                                                                                                   ===========







            See accompanying notes to these financial statements.

                       MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                  Three Months
                                                                                                     Ended
                                                                                                 March 31, 2002
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     18,853
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      2,857
    Provision for bad debts                                                              196
    Provision for deferred income taxes                                                  555
    Loss on sale and disposal of assets                                                    9
    Stock option tax benefit                                                           3,611
    Increase in accounts receivable                                                  (19,418)
    Increase in prepaid expenses, advances, and other                                   (426)
    Decrease in accounts payable                                                        (300)
    Increase in income taxes payable                                                   1,583
    Increase in claims payable, net                                                   45,693
    Decrease in deferred premium revenue                                              (6,336)
    Increase in unearned revenue                                                       2,146
                                                                                 -----------
        Total adjustments                                                                               30,170
                                                                                                   -----------
        Net cash provided by operating activities                                                       49,023

Cash flows used in investing activities:
  Purchases of investment securities                                                (154,365)
  Sales of investment securities                                                     135,398
  Purchases of property and equipment                                                 (5,826)
  Purchase of statutory deposits                                                        (144)
  Purchases of other assets                                                             (349)
  Proceeds from sale of assets                                                            71
                                                                                 -----------
        Net cash used in investing activities                                                          (25,215)

Cash flows used in financing activities:
  Increase in short-term borrowings                                                      181
  Exercise of stock options                                                           10,807
  Purchase of treasury stock                                                         (19,848)
                                                                                 -----------
        Net cash used in financing activities                                                           (8,860)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                               14,948

Cash and cash equivalents at beginning of period                                                         4,510
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $     19,458
                                                                                                   ===========







            See accompanying notes to these financial statements

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

Other MAMSI subsidiaries include Alliance PPO, LLC, which provides a delivery network of physicians to employers and insurance companies in association with various health plans, and provides psychiatric services principally to third party payors or self-insured employer groups. MAMSI Life and Health Insurance Company develops and markets indemnity health products and group life, accidental death and short-term disability insurance. HomeCall, Inc., FirstCall, Inc., and HomeCall Pharmaceutical Services, Inc. provide in-home medical care including skilled nursing, infusion and therapy to MAMSI's HMO members and other payors. HomeCall Hospice Services, Inc. provides services to terminally ill patients and their families. Alliance Recovery Services, LLC provides coordination of benefits identification and collection services to third party administrators and insurance companies.

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of March 31, 2003, the consolidated statements of operations for the three months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 2002 audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"). The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

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

The Company adopted this Statement January 1, 2002, at which time amortization of the remaining book value of goodwill ceased. The unamortized book value of goodwill was $4.9 million at January 1, 2002. As of December 31, 2002, the Company's estimated fair value exceeded the carrying value of its goodwill and therefore, no impairment to its goodwill was identified. As the Company does not have a material amount of goodwill, the adoption of Statement No. 142 had no significant effect on the consolidated financial statements.

The Company has entered into certain long-term vendor contracts some of which include incentives or cost guarantees designed to provide savings to the Company over several years. The Company typically accounts for the benefit derived from these incentives or guarantees ratably over the contract period as a reduction to medical expense. Because of the complexity of the Company's product offerings as well as obligations imposed under the contracts, and the timing of settlement of various contractual periods, disputes may arise as to the degree of satisfaction of the various contractual obligations which could result in material adjustments to the Company's financial statements. In the case of one of these contracts, a dispute with the Company's pharmacy benefits manager, ("PBM"), Medco Health Solutions, Inc., (formerly known as Merck-Medco Managed Care, LLC), ("Merck"), arose over its 2000 guarantee which involved approximately $41.0 million which had been recorded in the Company's financial statements as a reduction of medical expense over the three years of the contract. On April 24, 2002 the Company reached a settlement of its dispute with Merck over its 2000 cost guarantee. Under the terms of the settlement, the Company received payment of $41 million. In addition to the 2000 guarantee, the Company's former PBM contract provided for a risk-sharing arrangement for the years 2001 and 2002. There is also a risk sharing arrangement with the Company's new PBM for 2003. The 2001 risk-sharing arrangement is in the process of being finalized and settled. It is anticipated that the 2002 risk-sharing arrangement will be settled in July, 2003. As of March 31, 2003, the Company has recorded what it believes to be a reasonable estimate of the results of these risk-share arrangements.

NOTE 2 - COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                  Three Months Ended
                                                March 31,     March 31,
                                                  2003          2002
                                               ----------    ----------
Numerator:
 Net income                                    $   34,155    $   18,853
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                    38,654,509    39,058,024
 Dilutive securities - employee stock options 2,113,668 2,580,864 Denominator for diluted earnings per share
  - adjusted weighted average shares           40,768,177    41,638,888

Options to purchase approximately 33,900 shares of common stock at various prices were outstanding at March 31, 2003, but were not included in the computation of diluted earnings per share because the option proceeds would
exceed  the  average   market  price  and,   therefore,   the  effect  would  be
antidilutive.

During the first quarters of 2003 and 2002, total comprehensive income amounted to $34,504,000 and $18,256,000, respectively.

The Company maintains a stock compensation trust ("SCT") to fund its obligations arising from its various stock option plans. Shares held by the SCT are excluded from the denominator used in calculating basic and diluted earnings per common share.

NOTE 3 - FEDERAL EMPLOYEES' HEALTH BENEFIT PROGRAM

M.D. IPA contracts with the Office of Personnel Management ("OPM") to provide or arrange health services under the Federal Employees Health Benefits Program ("FEHBP"). The contract with OPM and applicable government regulations establish premium rating requirements for the FEHBP. In the normal course of business, OPM audits health plans with which it contracts to verify, among other things, that the premiums calculated and charged to OPM are established in compliance with the best community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. While the government's initial on-site audits are usually followed by a post-audit briefing as well as a preliminary audit report in which the government indicates its preliminary results, final resolution and settlement of the audits can take a minimum of two to three years. The results of these audits could result in material adjustments to the Company's financial statements. The Company has been audited through 1999. There were no significant findings related to 1999. OPM has not yet audited 2000-2002.

NOTE 4 - CLAIMS PAYABLE

The following table shows the components of claims payable at March 31, 2003 and 2002 (in thousands):

                                            March 31,         March 31,
                                              2003              2002
                                            --------          --------
Reserve for incurred but
not reported claims                         $287,303          $233,342

Claims received, not yet
paid and other items                          75,181            55,585
                                            --------          --------
                                  Subtotal   362,484           288,927
Amortized value of pharmacy cost
guarantee related to the year 2000                 -           (31,224)
                                            --------          --------
Total claims payable                        $362,484          $257,703
                                            ========          ========

The following tables show the components of the change in claims payable for the three months ended March 31, 2003 and 2002 for each quarter's Dates of Service ("DOS") (in thousands except for percentages):

For the Quarter Ended
March 31, 2003:                                                Life &                                     2002 &
                                              Medical           STD           Total         2003 DOS     Prior DOS
                                            -----------------------------------------      -----------------------
Beginning of the year                       $  295,721      $   1,583      $  297,304       $       -    $ 297,304

Components of medical expense:
  Estimated cost incurred                      569,293          1,131         570,424         570,424            -
  Estimated redundancy                         (30,857)             -         (30,857)              -      (30,857)
                                            ----------       --------      ----------      ----------    ---------
                                               538,436          1,131         539,567         570,424      (30,857)
Payments for medical expense                  (473,032)        (1,355)       (474,387)       (259,860)    (214,527)
                                            ----------       --------      ----------      ----------    ---------
End of the quarter                          $  361,125       $  1,359      $  362,484      $  310,564    $  51,920
                                            ==========       ========      ==========      ==========    =========
Prior period redundancy as a percentage
of current year medical expense                   5.73%


For the Quarter Ended
March 31, 2002:                                                Life &                                     2001 &
                                              Medical           STD           Total         2002 DOS     Prior DOS
                                            -----------------------------------------      -----------------------

Beginning of the year                       $  238,814       $  1,310      $  240,124      $        -    $ 240,124

Components of medical expense:
  Estimated cost incurred                      478,993            785         479,778         479,778            -
  Estimated redundancy                         (23,549)             -         (23,549)              -      (23,549)
                                            ----------       --------      ----------      ----------    ---------
                                               455,444            785         456,229         479,778      (23,549)
Payments for medical expense                  (406,516)          (910)       (407,426)       (218,950)    (188,476)
                                            ----------       --------      ----------      ----------    ---------
End of the quarter                          $  287,742       $  1,185         288,927      $  260,828    $  28,099
                                            ==========       ========                      ==========    =========

Amortized value of pharmacy cost
 guarantee related to year 2000                                               (31,224)
                                                                           ----------
Total claims payable                                                       $  257,703
                                                                           ==========

Prior period redundancy as a percentage
of current period medical expense                 5.17%


The Company does not track the redundancy/(deficiency) related to its life and short-term disability business. Any actual redundancy/(deficiency) would be immaterial to the tables above and the Company's financial statements.

NOTE 5 - REPORTABLE SEGMENTS

The Company's principal business is providing health insurance products. The Company has two reportable segments: commercial risk products and preferred provider organizations. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio. Management does not allocate assets in the measurement of segment profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in the Company's 2002 Form 10-K.

                                              Three Months Ended
                                          March 31,        March 31,
(In thousands)                              2003             2002
                                        ------------     ------------
Revenues:
 Commercial risk                        $    646,501     $    534,010
 Preferred provider organizations              5,873            5,555
 All other                                     7,995            7,396
                                         -----------      -----------
                                        $    660,369     $    546,961
                                         ===========      ===========
Income before taxes:
 Commercial risk                        $     45,827     $     22,505
 Preferred provider organizations              2,467            2,778
 All other                                      (315)            (715)
                                         -----------      -----------
                                        $     47,979     $     24,568
                                         ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                           Three Months Ended March 31,
                                              2003             2002
(In thousands)                             ----------       ----------
Total profit from reportable segments      $   48,294       $   25,283
Other loss                                       (315)            (715)
Unallocated amounts:
 Investment income                              3,887            3,106
                                            ---------        ---------
Income before taxes                        $   51,866       $   27,674
                                            =========        =========


NOTE 6 - STOCK-BASED COMPENSATION

In accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to stock-based employee compensation is as follows:

                                           Three Months Ended March 31,
                                              2003             2002
(In thousands)                             ----------       ----------
Net income, as reported                    $   34,155       $   18,853
Deduct: Net stock-based employee
 compensation expense determined
 under fair value based method                 (2,845)          (2,099)
                                            ---------        ---------
Pro forma net income                       $   31,310       $   16,754
                                            =========        =========

Earnings per share:
 Basic - as reported                       $      .88       $      .48
 Basic - pro forma                         $      .81       $      .43

 Diluted - as reported                     $      .84       $      .45
 Diluted - pro forma                       $      .77       $      .40


The effect of applying SFAS No. 123 on the three month periods ended March 31, 2003 and 2002 pro forma net income and net income per share as stated above, is not necessarily representative of the effects on reported net income for future years, due to, among other things, (1) the vesting period of stock options and
(2) the fair value of additional stock options in future years.

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

CRITICAL ACCOUNTING POLICIES

MAMSI, through its 100% owned subsidiary companies, is predominately in the business of selling various forms of health insurance. In 2003, approximately 97% of revenues were earned from the sale of health insurance products, mostly to employers who purchase health insurance for their employees. Since premium rates are generally fixed for a one year period, it is critical to the Company's continued financial success that premiums are set at levels that will at least cover the next policy year's medical costs for members plus administrative costs to pay claims, provide member services, pay taxes, and cover other related costs.

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

The buildings that the Company owns are either used in its operations or are currently leased to other entities and do not have mortgages; they are owned free and clear. The Company's funds are held in cash or invested in money market accounts, tax exempt securities and other debt securities. All of the bonds we own have investment ratings of "A" or better.

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

The determination of the Company's IBNR is a fairly complex process. The Company employs its own actuary to aid in its determination. The primary method we use to estimate IBNR is consistent from period to period and uses historical claims data to develop the historical relationship of how many claims dollars have been reported in any given month to what was received in total, once all claims were received. This relationship gives us an indication of how much medical expense has been incurred in months for which we have not yet received all claims. While we use a consistent method in developing our IBNR estimate, considerable judgment is required. Various factors such as timing of the receipt of claims, seasonal utilization, and underlying cost inflation affect the ultimate development of claims expense. To the extent that we over or under estimate our IBNR at the end of any reporting period, the adjustment is included in the next period's results. The table below indicates how much we believe we have over-estimated our IBNR liability for the quarters ended and expresses it as a percentage of the quarter's medical expense:

                                 Over                    As a % of
          Quarter              Estimated               Medical Expense
          -------             -----------              ---------------
        March 2003            $30,857,000                  5.73%
        March 2002             23,549,000                  5.17%

If medical expense was annualized for 2003, the over-estimation as a percentage of medical expense would be 1.4% for 2003. The over-estimation for 2002 as a percentage of actual medical expense for 2002 would be 1.2%. This annualized medical expense is not necessarily indicative of the medical expense for the full year.

Another important accounting policy relates to our risk sharing contracts. Certain of the Company's larger vendors offer various forms of "risk- sharing" or "guarantees" as a part of their contractual relationship with us. These arrangements are not significant in relation to the Company's financial statements with one exception; the Company's risk-sharing arrangement with its PBM. The Company's PBM is responsible for providing administrative and technical support as well as providing the ability to process pharmacy transactions on a real time basis. The Company's PBM through December 31, 2002 was Merck. As a part of its contract with us, Merck agreed to a pharmacy cost guarantee related to fiscal year 2000. We recorded the amount due under this guarantee over the contract term of three years, which expired December 31, 2002. The total value of the guarantee for financial statement purposes was approximately $41.0 million which has been recorded in our financial statements as a reduction of medical expense over the three years of the contract. In April 2002, the Company received payment of $41.0 million from Merck. At December 31, 2002, no amounts related to the 2000 guarantee remain unrecognized. In addition to the 2000 guarantee, the Company's former PBM contract provided for a risk-sharing arrangement for the years 2001 and 2002. There is also a risk sharing arrangement with the Company's new PBM for 2003. The 2001 risk-sharing arrangement is in the process of being finalized and settled. It is anticipated that the 2002 risk-sharing arrangement will be settled in July, 2003. As of March 31, 2003, the Company has recorded what it believes to be a reasonable estimate of the results of these risk-share arrangements.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002

Consolidated net income of the Company was $34,155,000 and $18,853,000 for the first quarters of 2003 and 2002, respectively. Diluted earnings per share were $.84 and $.45 in the first quarters of 2003 and 2002, respectively. This increase in earnings is attributable to an increase in members, an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue ("medical care ratio"), and a reduction in administrative expenses as a percentage of total revenue ("administrative expense ratio"). The Company has priced its health products competitively in order to increase its membership base and thereby enhance its strategic position in its market place. The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Health premium revenue for the three months ended March 31, 2003 increased approximately $112.5 million or 21.1 percent over the three months ended March 31, 2002. A 7.7 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $41.2 million in health premium revenue, while a 12.4 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $71.3 million increase in health premium revenue. Management believes that commercial health premiums should continue to increase during 2003 as the Company continues to increase its commercial membership and as new and renewing groups are charged higher premium rates due to legislatively mandated benefit enhancements and general price increases initiated by the Company. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing generally cannot be initiated until a contract reaches its renewal date. Therefore, price increases are not implemented across the Company's membership at the same time. Overall, commercial premium rate increases are expected to continue in 2003 in the range of 12.25% to 12.75%, net of buy downs. Management believes that these rate increases may have the effect of slowing the Company's future membership growth.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, and increased competition in the Company's service area.

The Company's home health operations contributed approximately $5.7 million in revenue in the first quarter of 2003 as compared with $5.2 million in the first quarter of 2002 reflecting an increase in services provided to non-affiliated companies and office consolidation. Fee and other revenue increased to $5.9 million for the quarter ended March 31, 2003 from $5.6 million for the quarter ended March 31, 2002, primarily due to an increase in rental income from company owned facilities. Life and short-term disability products contributed $2.3 million in revenue in the first quarter of 2003 as compared with $2.2 million for the first quarter of 2002.

Investment income increased from $3.2 million for the first quarter of 2002 to $4.0 million for the first quarter of 2003, due to higher invested balances offset by lower interest rates.

The medical care ratio decreased from 85.3% for the first quarter of 2002 to 83.3% or the first quarter of 2003. On a per member per month basis, medical expenses increased 9.8%. The decrease in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, and also increased premiums per member. The ongoing initiatives should help to control the Company's medical care ratio. The medical expense trend is expected to be between 11.0% and 11.75% for 2003. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and trend and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

The administrative expense ratio decreased from 11.2 percent for the first quarter of 2002 to 10.1 percent for the same period in 2003. The decrease in the administrative expense ratio is principally due to increases in premium rates and membership, management's efforts to control costs as the business volume increases and technology and productivity gains which have allowed headcount to remain stable. Management believes that the administrative expense ratio will be approximately 10.3% to 10.7% for 2003. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues and increased administrative activity related to business volume and to price increases from the Company's vendors.

The net margin rate  increased  from 3.4 percent in the first quarter of 2002 to
5.1 percent in the current quarter. This increase is consistent with the factors previously described.

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

The Company's cash and investment securities increased $97.3 million from $493.9 million at December 31, 2002 to $591.2 million at March 31, 2003, primarily due to the timing of medical expense payments which traditionally lag behind the receipt of increased premiums per member, a $27.2 million contractual payment received from a vendor in February 2003, cash received from the exercise of stock options and net income offset by the effect of treasury stock purchases and other capital expenditures. Accounts receivable increased from $118.1 million at December 31, 2002 to $145.4 million at March 31, 2003, principally due to increased membership and the reclassification of $10.1 million in amounts due from a vendor related to the 2002 contract year. Prepaid expenses, advances and other decreased from $37.1 million at December 31, 2002 to $34.7 million at March 31, 2003 primarily due to the amortization of prepayments for insurance policies which cover the Company's assets and business operations.

Net property and equipment decreased from $82.7 million at December 31, 2002 to $82.4 million at March 31, 2003 due to depreciation expense exceeding capital expenditures in the first quarter of 2003.

Claims payable increased from $297.3 million at December 31, 2002 to $362.5 million at March 31, 2003, primarily due to increased membership and an increase in medical expenses per member, and the timing of payments to physicians and health care practitioners. Deferred premium revenue increased from $33.9 million at December 31, 2002 to $43.1 million at March 31, 2003 due to a increase in cash payments received in advance of the premium coverage period. Unearned revenue increased from $14.6 million at December 31, 2002 to $33.7 million at March 31, 2003 primarily due to the receipt of contractual advances.

Additional paid-in capital increased from $466.2 million at December 31, 2002 to $526.1 million at March 31, 2003 due to the exercise of employee stock options, as well as an increase in the market value of the shares of the Company's stock held in the SCT.

The value of the SCT increased from $269.3 million at December 31, 2002 to $321.7 million at March 31, 2003 due to the increase in the market value of the shares of the Company's stock held in the SCT, offset by the exercise of employee stock options. For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheets. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital.

Treasury stock increased from $276.2 million at December 31, 2002 to $288.1 million at March 31, 2003, due to the repurchase of 332,800 additional shares of its common stock by the Company at a total cost of $11.9 million. On March 31, 2003, approximately $40.9 million of unspent authorization was available for future purchases. During April 2003, the Company repurchased an additional 156,400 shares of its common stock for a total cost of approximately $6.2 million.

The Company currently has access to total revolving credit facilities of $29.0 million which are subject to annual renewal and collateral requirements, and are used to provide short-term capital resources for routine cash flow fluctuations. At March 31, 2003, the Company's investment security balances used as collateral, which are parent company only investments, fell below the minimum collateral requirements thereby reducing the credit line availability to $25.5 million. In addition, at March 31, 2003, approximately $3.2 million was drawn against these facilities, and approximately $614,000 in letters of credit were outstanding. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the  short-term  capital  resources  available to the
Company:

                                        March 31,      December 31,
(in thousands)                            2003             2002
                                      ------------     ------------
Cash and cash equivalents             $     10,458     $      7,144
Investment securities                      580,753          486,740
Working capital advances
 to Maryland hospitals                      23,924           23,791
                                       -----------      -----------
Total available liquid assets              615,135          517,675
Credit line availability                    21,635           20,217
                                       -----------      -----------
Total short-term capital resources
                                      $    636,770     $    537,892
                                       ===========      ===========


The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

The Company's major business operations are principally conducted through its HMOs and its insurance company. HMOs and insurance companies are subject to state regulations that, among other things, require those companies to maintain certain levels of equity and Risk Based Capital ("RBC"), and restrict the amount of dividends and other distributions that may be paid to their parent corporation. As of March 31, 2003, those subsidiaries of the Company were in compliance with all minimum capital requirements and exceeded all RBC - Company Action Level requirements.

CONTRACTUAL OBLIGATIONS

There were no material changes in contractual obligations at March 31, 2003 when compared with December 31, 2002.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. A hypothetical ten percent change in market interest rates over the next year would not materially affect the Company's financial position or cash flow. The Company has no significant market risk with regard to liabilities and does not use special purpose entities. There are no material changes in market risk exposure at March 31, 2003 when compared with December 31, 2002.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In September, 2000, the Company and other HMOs operating in Maryland were served with similar class action lawsuits challenging the constitutionality of the law which allows the Company to subrogate against other insurance companies. The action against the Company was filed in the Circuit Court for Montgomery County, Maryland. The Company filed a motion for removal of the case to federal court under the Employee Retirement Income Security Act of 1974 ("ERISA") which was denied on February 4, 2003. In a separate matter unrelated to the Company, but similar in facts, the Maryland Court of Appeals recently ruled that the retroactive portion of the law is unconstitutional under the Maryland constitution. The Company believes that its operations with respect to the law are valid and is pursuing all available defenses. The Company does not believe, at this time, the ultimate outcome of this action will be material to the Company's financial statements.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of MAMSI was held on April 28, 2003. The following matters were submitted to a vote of the stockholders during the annual meeting:

(1) The following individuals were elected to the Board of Directors for a three year term, except for Howard M. Arnold, who was elected for a one year term, with the indicated votes:

                                   For         Against       Abstain
                               -----------     -------      ----------
Howard M. Arnold                42,401,577      None         1,282,429
John W. Dillon                  42,818,642      None           865,364
Mark D. Groban, M.D.            42,818,675      None           865,331
Charles H. Epps, Jr., M.D.      42,814,682      None           869,324

Board members whose term of office continued after the meeting are as follows:

Thomas P. Barbera
Francis C. Bruno, M.D.
Raymond H. Cypess, D.V.M., Ph.D.
Robert E. Foss
Edward J. Muhl
Janet L. Norwood
John A. Paganelli
Ivan R. Sabel
James A. Wild

(2) The adoption of the 2003 Non-Qualified Stock Option Plan was ratified by a count of 36,436,006 affirmative votes, 6,401,684 negative votes and 846,316 abstentions.

There were no broker non-votes with respect to the election of Directors or the adoption of the 2003 Non-Qualified Stock Option Plan for Senior Executives.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number   Description of Document
--------------   -----------------------

99.2 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                       MID ATLANTIC MEDICAL SERVICES, INC.
                  --------------------------------------------
                                  (Registrant)






Date: May 15, 2003  /s/    Robert E. Foss
                         ---------------------------------
                           Robert E. Foss
                           Senior Executive Vice President
                           and
                           Chief Financial Officer
                           (duly authorized officer and
                           principal financial officer)

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

Date: May 15, 2003


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

Date: May 15, 2003


                                       /s/ Robert E. Foss
                                           --------------
                                           Robert E. Foss
                                           Senior Executive Vice President and
                                           Chief Financial Officer