Form 10-Q
period 2003-06-30
MID ATLANTIC MEDICAL SERVICES INC
filed 2003-08-14
CIK 805037

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

    For the quarterly period ended JUNE 30, 2003, or

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

           Yes [X]                       No [ ]

The number of shares outstanding of each of the issuer's classes of common stock was 48,267,622 shares of common stock, par value $.01, outstanding as of June 30, 2003.

     -----------------------------------------------------------------------
     -----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MID ATLANTIC MEDICAL SERVICES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                      (in thousands except share amounts)





                                                                                 (Unaudited)       (Note)
                                                                                June 30, 2003  December 31, 2002
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $     10,221     $      7,144
 Investment securities                                                               609,200          486,740
 Accounts receivable, net of allowance of $7,346 and $7,068                          143,687          118,050
 Prepaid expenses, advances and other                                                 34,027           37,104
 Deferred income taxes                                                                 6,366            3,419
                                                                                 -----------      -----------
   Total current assets                                                              803,501          652,457

 Property and equipment, net of accumulated
  depreciation of $76,201 and $70,123                                                 81,826           82,683
 Statutory deposits                                                                   21,517           21,541
 Other assets                                                                          9,233            8,951
 Deferred income taxes                                                                 9,042            7,396
                                                                                 -----------      -----------
   Total assets                                                                 $    925,119     $    773,028
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                          $      3,348     $      3,219
 Accounts payable                                                                     64,341           62,434
 Claims payable, net                                                                 352,051          297,304
 Income taxes payable                                                                      -           12,751
 Deferred premium revenue                                                             38,674           33,901
 Unearned revenue                                                                     25,477           14,592
 Deferred income taxes                                                                 3,845            2,262
                                                                                 -----------      -----------
   Total liabilities                                                                 487,736          426,463
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par, 100,000,000 shares authorized; 67,772,502 issued and 48,267,622 outstanding at June 30, 2003; 65,772,502 issued
  and 46,987,122 outstanding at December 31, 2002                                        677              657
 Additional paid-in capital                                                          683,957          466,154
 Stock compensation trust (common stock held in trust)
  8,466,588 shares outstanding at June 30, 2003;
  8,311,590 shares outstanding at December 31, 2002                                 (442,803)        (269,296)
 Treasury stock, 19,504,880 shares at June 30, 2003;
  18,785,380 shares at December 31, 2002                                            (305,610)        (276,205)
 Accumulated other comprehensive income                                               11,949            9,279
 Retained earnings                                                                   489,213          415,976
                                                                                 -----------      -----------
   Total stockholders' equity                                                        437,383          346,565
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    925,119     $    773,028
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

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)


                                                                                      Three Months Ended
                                                                                   June 30,          June 30,
                                                                                    2003              2002
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    654,457      $    558,615
  Fee and other                                                                        5,992             5,735
  Life and short-term disability premium                                               2,434             2,250
  Home health services                                                                 6,086             4,976
  Investment                                                                           4,177             3,687
                                                                                 -----------       -----------
    Total revenue                                                                    673,146           575,263
                                                                                 -----------       -----------
Expense
  Medical                                                                            537,473           480,321
  Life and short-term disability claims                                                  871               966
  Home health patient services                                                         5,673             5,963
  Administrative (including interest expense of $407 and $158)                        69,787            60,749
                                                                                 -----------       -----------
    Total expense                                                                    613,804           547,999
                                                                                 -----------       -----------
Income before income taxes                                                            59,342            27,264

Income tax expense                                                                   (20,260)           (8,841)
                                                                                 -----------       -----------

Net income                                                                      $     39,082      $     18,423
                                                                                 ===========       ===========

Basic earnings per common share                                                 $       1.00      $        .47
                                                                                 ===========       ===========

Diluted earnings per common share                                               $        .94      $        .44
                                                                                 ===========       ===========



              See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands except share amounts)
                                  (Unaudited)


                                                                                       Six Months Ended
                                                                                  June 30,          June 30,
                                                                                    2003              2002
                                                                                ------------      ------------
Revenue
  Health premium                                                                $  1,300,958      $  1,092,625
  Fee and other                                                                       11,865            11,290
  Life and short-term disability premium                                               4,774             4,402
  Home health services                                                                11,741            10,220
  Investment                                                                           8,184             6,889
                                                                                 -----------       -----------
    Total revenue                                                                  1,337,522         1,125,426
                                                                                 -----------       -----------
Expense
  Medical                                                                          1,075,909           935,765
  Life and short-term disability claims                                                2,002             1,751
  Home health patient services                                                        11,327            10,737
  Administrative (including interest expense of $596 and $317)                       137,076           122,235
                                                                                 -----------       -----------
    Total expense                                                                  1,226,314         1,070,488
                                                                                 -----------       -----------
Income before income taxes                                                           111,208            54,938

Income tax expense                                                                   (37,971)          (17,662)
                                                                                 -----------       -----------

Net income                                                                      $     73,237      $     37,276
                                                                                 ===========       ===========

Basic earnings per common share                                                 $       1.88      $        .95
                                                                                 ===========       ===========

Diluted earnings per common share                                               $       1.78      $        .89
                                                                                 ===========       ===========




              See accompanying notes to these financial statements.

                      MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)


                                                                                                  Six Months
                                                                                                     Ended
                                                                                                 June 30, 2003
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     73,237
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      6,210
    Provision for bad debts                                                              278
    Provision for deferred income taxes                                               (4,448)
    Loss on sale and disposal of assets                                                    5
    Stock option tax benefit                                                          20,792
    Increase in accounts receivable                                                  (25,915)
    Decrease in prepaid expenses, advances, and other                                  3,077
    Increase in accounts payable                                                       1,907
    Decrease in income taxes payable                                                 (12,751)
    Increase in claims payable, net                                                   54,747
    Increase in deferred premium revenue                                               4,773
    Increase in unearned revenue                                                      10,885
                                                                                 -----------
        Total adjustments                                                                               59,560
                                                                                                   -----------
        Net cash provided by operating activities                                                      132,797

Cash flows used in investing activities:
  Purchases of investment securities                                                (471,556)
  Sales of investment securities                                                     353,205
  Purchases of property and equipment                                                 (5,312)
  Purchase of statutory deposits                                                      (3,800)
  Maturity of statutory deposit                                                        3,800
  Purchases of other assets                                                             (348)
  Proceeds from sale of assets                                                            43
                                                                                 -----------
        Net cash used in investing activities                                                         (123,968)

Cash flows used in financing activities:
  Increase in short-term borrowings                                                      129
  Exercise of stock options                                                           23,524
  Purchase of treasury stock                                                         (29,405)
                                                                                 -----------
        Net cash used in financing activities                                                           (5,752)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                3,077

Cash and cash equivalents at beginning of period                                                         7,144
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $     10,221
                                                                                                   ===========






              See accompanying notes to these financial statements.

                       MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)


                                                                                                   Six Months
                                                                                                     Ended
                                                                                                  June 30, 2002
                                                                                                  ------------
Cash flows provided by operating activities:
  Net income                                                                                      $     37,276
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               $      5,710
    Provision for bad debts                                                              274
    Provision for deferred income taxes                                               (8,048)
    Loss on sale and disposal of fixed assets                                             19
    Stock option tax benefit                                                          13,987
    Increase in accounts receivable                                                  (19,589)
    Increase in prepaid expenses, advances, and other                                 (3,794)
    Increase in accounts payable                                                       5,807
    Decrease in income taxes payable                                                  (1,315)
    Increase in claims payable, net                                                   95,884
    Decrease in deferred premium revenue                                              (4,232)
    Increase in unearned revenue                                                       8,059
                                                                                 -----------
        Total adjustments                                                                               92,762
                                                                                                   -----------
        Net cash provided by operating activities                                                      130,038

Cash flows used in investing activities:
  Purchases of investment securities                                                (389,673)
  Sales of investment securities                                                     285,760
  Purchases of property and equipment                                                 (8,547)
  Purchases of statutory deposits                                                       (244)
  Maturity of statutory deposits                                                         100
  Purchases of other assets                                                             (168)
  Proceeds from sale of assets                                                            94
                                                                                 -----------
        Net cash used in investing activities                                                         (112,678)

Cash flows used in financing activities:
  Decrease in short-term borrowings                                                     (453)
  Exercise of stock options                                                           24,229
  Purchase of treasury stock                                                         (40,210)
                                                                                 -----------
        Net cash used in financing activities                                                          (16,434)
                                                                                                   -----------
Net increase in cash and cash equivalents                                                                  926

Cash and cash equivalents at beginning of period                                                         4,510
                                                                                                   -----------
Cash and cash equivalents at end of period                                                        $      5,436
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

NOTE 1 - FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of June 30, 2003, the consolidated statements of income for the three and six months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes there to included in the Company's
December 31, 2002 audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"). The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

The Company has entered into certain long-term vendor contracts, some of which include incentives or cost guarantees designed to provide savings to the Company over several years. The Company typically accounts for the benefit derived from these incentives or guarantees ratably over the contract period as a reduction of medical expense. Because of the complexity of the Company's product offerings as well as obligations imposed under the contracts, and the timing of settlement of various contractual periods, disputes may arise as to the degree of satisfaction of the various contractual obligations which could result in material adjustments to the Company's financial statements. In the case of one of these contracts, a dispute with the Company's pharmacy benefits manager,

("PBM"), Medco Health Solutions, Inc., (formerly known as Merck-Medco Managed Care, LLC), ("Merck"), arose over its 2000 guarantee which involved approximately $41.0 million which had been recorded in the Company's financial statements as a reduction of medical expense over the three years of the contract. On April 24, 2002 the Company reached a settlement of its dispute with Merck over its 2000 cost guarantee. Under the terms of the settlement, the Company received payment of $41 million. In addition to the 2000 guarantee, the Company's former PBM contract provided for a risk-sharing arrangement for the years 2001 and 2002. There is also a risk sharing arrangement with the Company's new PBM for 2003. The 2001 and 2002 risk-sharing arrangements are in the process of being finalized and settled. As of June 30, 2003, the Company has recorded what it believes to be a reasonable estimate of the results of these risk-share arrangements.

NOTE 2 - COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):



                                                       Three Months Ended           Six Months Ended
                                                     June 30,       June 30,      June 30,      June 30,
                                                      2003           2002          2003          2002
                                                   ----------    ----------     ----------    ----------
Numerator:
 Net income                                        $   39,082    $   18,423     $   73,237    $   37,276
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                        39,137,645    39,229,386     38,896,077    39,143,705
 Dilutive securities - employee stock options       2,491,848     2,962,123      2,302,758     2,771,493
 Denominator for diluted earnings per share
  - adjusted weighted average shares               41,629,493    42,191,509     41,198,835    41,915,198


Options to purchase approximately 8,300 shares of common stock at various prices were outstanding at June 30, 2003, but were not included in the computation of diluted earnings per share because the option proceeds would exceed the average market price and, therefore, the effect would be antidilutive.

During the first six months of 2003 and 2002, total comprehensive income amounted to $75,907,000 and $41,284,000, respectively.

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

NOTE 4 - CLAIMS PAYABLE

The following table shows the components of claims payable at June 30, 2003 and 2002 (in thousands):

                                            June 30,          June 30,
                                              2003              2002
                                            --------          --------
Reserve for incurred but
not reported claims                         $278,597          $251,975

Claims received, not yet
paid and other items                          73,454            55,919
                                            --------          --------
Total claims payable                        $352,051          $307,894
                                            ========          ========

The following tables show the components of the change in claims payable for the six months ended June 30, 2003 and 2002 for each period's Dates of Service ("DOS") (in thousands except for percentages):


For the Six Months Ended
June 30, 2003:                                                Life &                                    2002 &
                                              Medical          STD           Total        2003 DOS     Prior DOS
                                            -----------------------------------------    -----------------------
Beginning of the year                       $  295,721      $  1,583      $  297,304     $        -   $ 297,304

Components of medical expense:
  Estimated cost incurred                    1,126,581         2,002       1,128,583      1,128,583           -
  Estimated redundancy                         (50,672)            -         (50,672)             -     (50,672)
                                            ----------      --------      ----------     ----------   ---------
                                             1,075,909         2,002       1,077,911      1,128,583     (50,672)

Payments for medical expense                (1,020,933)       (2,231)     (1,023,164)      (794,051)   (229,113)
                                            ----------      --------      ----------     ----------   ---------
End of the period                           $  350,697      $  1,354      $  352,051     $  334,532   $  17,519
                                            ==========      ========      ==========     ==========   =========

Prior period redundancy as a percentage
of current period medical expense                4.71%

For the Six Months Ended
June 30, 2002:                                                Life &                                    2001 &
                                              Medical          STD           Total        2002 DOS     Prior DOS
                                            -----------------------------------------    -----------------------
Beginning of the year                       $  238,814      $  1,310      $ 240,124      $        -   $ 240,124

Components of medical expense:
  Estimated cost incurred                      965,858         1,751        967,609         967,609           -
  Estimated redundancy                         (30,093)            -        (30,093)              -     (30,093)
                                            ----------      --------      ---------      ----------   ---------
                                               935,765         1,751        937,516         967,609     (30,093)

Payments for medical expense                  (868,020)       (1,726)      (869,746)       (673,247)   (196,499)
                                            ----------      --------      ---------      ----------   ---------
End of the period                           $  306,559      $  1,335      $ 307,894      $  294,362   $  13,532
                                            ==========      ========      =========      ==========   =========

Prior period redundancy as a percentage
of current period medical expense                3.22%

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

                                                Three Months Ended                Six Months Ended
                                             June 30,         June 30,         June 30,         June 30,
                                               2003             2002             2003             2002
(In thousands)                             ------------     ------------     ------------     ------------
Revenues:
 Commercial risk                           $    654,457     $    558,615     $  1,300,958     $  1,092,625
 Preferred provider organizations                 5,992            5,735           11,865           11,290
 All other                                        8,520            7,226           16,515           14,622
                                            -----------      -----------      -----------      -----------
                                           $    668,969     $    571,576     $  1,329,338     $  1,118,537
                                            ===========      ===========      ===========      ===========

Income before taxes:
 Commercial risk                           $     52,428     $     22,873     $     98,255     $     45,378
 Preferred provider organizations                 2,517            2,868            4,984            5,646
 All other                                          345           (2,053)              30           (2,768)
                                            -----------      -----------      -----------      -----------
                                           $     55,290     $     23,688     $    103,269     $     48,256
                                            ===========      ===========      ===========      ===========


Reconciliations of segment data to the Company's consolidated data is as follows:


                                                Three Months Ended                Six Months Ended
                                             June 30,         June 30,         June 30,         June 30,
                                               2003             2002             2003             2002
(In thousands)                             ------------     ------------     ------------     ------------
Total profit from reportable segments      $     54,945     $     25,741     $    103,239     $     51,024
Other profit (loss)                                 345           (2,053)              30           (2,768)
Unallocated amounts:
 Investment income                                4,052            3,576            7,939            6,682
                                            -----------      -----------      -----------      -----------
Income before taxes                        $     59,342     $     27,264     $    111,208     $     54,938
                                            ===========      ===========      ===========      ===========


NOTE 6 - STOCK-BASED COMPENSATION

In accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to stock-based employee compensation is as follows:

                                                Three Months Ended                Six Months Ended
                                             June 30,         June 30,         June 30,         June 30,
                                               2003             2002             2003             2002
(In thousands)                             ------------     ------------     ------------     ------------
Net income, as reported                    $     39,082     $     18,423     $     73,237     $     37,276
Deduct: Net stock-based employee
 compensation expense determined
 under fair value based method                   (3,054)          (2,438)          (5,899)          (4,537)
                                            -----------      -----------      -----------      -----------
Pro forma net income                       $     36,028     $     15,985     $     67,338     $     32,739
                                            ===========      ===========      ===========      ===========

Earnings per share:
 Basic - as reported                       $     1.00       $      .47       $     1.88       $      .95
 Basic - pro forma                         $      .92       $      .41       $     1.73       $      .84


 Diluted - as reported                     $      .94       $      .44       $     1.78       $      .89
 Diluted - pro forma                       $      .87       $      .38       $     1.64       $      .78


The effect of applying SFAS No. 123 on the three and six month periods ended June 30, 2003 and 2002 pro forma net income and pro forma net income per share as stated above, is not necessarily representative of the effects on reported net income for future years, due to, among other things, (1) the vesting period of stock options and (2) the fair value of additional stock options in future years.

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

We think that the single most important accounting issue we have is the recording, at the end of each reporting period, of an adequate liability and corresponding expense for medical services that have been provided to our members but for which we have not yet received a bill. This lag between date of service and date of billing is normal in the insurance business and the liability for these claims is called "liability for incurred, but not reported claims" ("IBNR"). The IBNR liability is included within claims payable in our balance sheet.

The determination of the Company's IBNR is a fairly complex process. The Company employs its own actuary to aid in its determination. The primary method we use to estimate IBNR is consistent from period to period and uses historical claims data to develop the historical relationship of how many claims dollars have been reported in any given month to what was received in total, once all claims were received. This relationship gives us an indication of how much medical expense has been incurred in months for which we have not yet received all claims. While we use a consistent method in developing our IBNR estimate, considerable judgment is required. Various factors such as timing of the receipt of claims, seasonal utilization, and underlying cost inflation affect the ultimate development of claims expense. To the extent that we over or under estimate our IBNR at the end of any reporting period, the adjustment is included in the future period's results. The table below indicates how much we believe we have over-estimated our December 30, 2002 and 2001 IBNR liability for the six months ended and expresses it as a percentage of the respective year to date medical expense:

         Six Months              Over                    As a % of
           Ended               Estimated              Medical Expense
        ------------          -----------             ---------------

        June 2003             $50,672,000                  4.71%
        June 2002             $30,093,000                  3.22%

If medical expense was annualized for 2003, the over-estimation as a percentage of medical expense would be 2.4% for 2003. The over-estimation for 2002 as a percentage of actual medical expense for 2002 would be 1.6%. This annualized medical expense is not necessarily indicative of the medical expense for the full year.

Another important accounting policy relates to our risk sharing contracts. Certain of the Company's larger vendors offer various forms of "risk-sharing" or "guarantees" as a part of their contractual relationship with us. These arrangements are not significant in relation to the Company's financial statements with one exception; the Company's risk-sharing arrangement with its PBM. The Company's PBM is responsible for providing administrative and technical support as well as providing the ability to process pharmacy transactions on a real time basis. The Company's PBM through December 31, 2002 was Merck. As a part of its contract with us, Merck agreed to a pharmacy cost guarantee related to fiscal year 2000. We recorded the amount due under this guarantee over the contract term of three years, which expired December 31, 2002. The total value of the guarantee for financial statement purposes was approximately $41.0 million which has been recorded in our financial statements as a reduction of medical expense over the three years of the contract. In April 2002, the Company received payment of $41.0 million from Merck. At December 31, 2002, no amounts related to the 2000 guarantee remained unrecognized. In addition to the 2000 guarantee, the Company's former PBM contract provided for a risk-sharing arrangement for the years 2001 and 2002. There is also a risk sharing arrangement with the Company's new PBM. The 2001 and 2002 risk-sharing arrangements are in the process of being finalized and settled. As of June 30, 2003, the Company has recorded what it believes to be a reasonable estimate of the results of these risk-share arrangements.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002

Consolidated net income of the Company was $39,082,000 and $18,423,000 for the second quarters of 2003 and 2002, respectively. Diluted earnings per share were $.94 and $.44 in the second quarters of 2003 and 2002, respectively. This increase in earnings is attributable to an increase in members, an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue ("medical care ratio"), and a reduction in administrative expenses as a percentage of total revenue ("administrative expense ratio"). The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Health premium revenue for the three months ended June 30, 2003 increased approximately $95.8 million or 17.2 percent over the three months ended June 30, 2002. A 3.1 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $17.5 million in health premium revenue, while a 13.6 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $78.3 million increase in health premium revenue. Management believes that commercial health premiums should continue to increase during 2003 as new and renewing groups are charged higher premium rates. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing generally cannot be initiated until a contract reaches its renewal date. Therefore, price increases are not implemented across the Company's membership at the same time. Overall, commercial premium rate increases in 2003 are expected to be in the range of 13.0% to 13.25%, net of buy downs. Management believes that these rate increases may have the effect of slowing the Company's future membership growth.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, and increased competition in the Company's service area.

The Company's home health operations contributed approximately $6.1 million in revenue in the second quarter of 2003 as compared with $5.0 million in the second quarter of 2002, reflecting an increase in services provided to non-affiliated companies. Fee and other revenue increased to $6.0 million for the quarter ended June 30, 2003 from $5.7 million for the quarter ended June 30, 2002, primarily due to an increase in rental income from company owned facilities. Life and short-term disability products contributed $2.4 million in revenue in the second quarter of 2003 as compared with $2.3 million for the second quarter of 2002.

Investment income increased from $3.7 million for the second quarter of 2002 to $4.2 million for the second quarter of 2003 due to higher levels of invested balances partially offset by lower rates.

The medical care ratio decreased from 86.0% for the second quarter of 2002 to 82.1% for the second quarter of 2003. On a per member per month basis, medical expenses increased 8.5%. The decrease in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, lower than expected utilization of medical services and also increased premiums per member. The ongoing initiatives should help to control the Company's medical care ratio. The medical expense trend is expected to be between 10.0% and 10.5% for 2003. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and trend and future increases in health premiums per member are forward-looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

The administrative expense ratio decreased from 10.6 percent for the second quarter of 2002 to 10.4 percent for the same period in 2003. The decrease in the administrative expense ratio is principally due to increases in premium rates and membership, management's efforts to control costs as the business volume increases and technology and productivity gains which have allowed headcount to remain stable. Management believes that the administrative expense ratio will be approximately 10.3% to 10.7% for 2003. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues and increased administrative activity related to business volume and to price increases from the Company's vendors.

The net margin rate  increased from 3.2 percent in the second quarter of 2002 to
5.8 percent in the current quarter. This increase is consistent with the factors previously described.

THE SIX MONTHS  ENDED JUNE 30, 2003  COMPARED  TO THE SIX MONTHS  ENDED JUNE 30,
2002

The Company's consolidated net income for the six months ended June 30, 2003 increased to $73,237,000 from $37,276,000 for the six months ended June 30, 2002. Diluted earnings per share on net income increased from $.89 in the first six months of 2002 to $1.78 for the same period in 2003. The increase in earnings is primarily attributable to increased premiums per member and reduction in the medical care and administrative expense ratios.

Health premium revenue for the six months ended June 30, 2003 increased approximately $208.3 million or 19.1 percent over the six months ended June 30, 2002. A 5.4 percent increase in net average HMO and indemnity enrollment resulted in an increase in health premium revenue of approximately $58.9 million, while a 13.0 percent increase in monthly premium per enrollee, combined for all products, resulted in a $149.4 million increase in health premium revenue.

The Company's home health operations contributed approximately $11.7 million in revenue in the first six months of 2003 as compared with $10.2 million in the first six months of 2002, reflecting of an increase in services provided to non-affiliated companies. Fee and other revenue increased to $11.9 million for the six months ended June 30, 2003 from $11.3 million for the six months ended June 30, 2002. Revenue from life and short-term disability products contributed $4.8 million in revenue for the first six months of 2003 as compared to $4.4 million in the first six months of 2002.

Investment income increased from $6.9 million in the first six months of 2002 to $8.2 million in the first six months of 2003 primarily due to higher investment balances partially offset by lower rates.

The medical care ratio decreased to 82.7 percent for the six months ended June 30, 2003 as compared to 85.6 percent for the comparable period in 2002. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The administrative expense ratio decreased to 10.2 percent for the first six months of 2003 as compared to 10.9 percent for the comparable period in 2002. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The net margin rate increased from 3.3 percent for the first six months of 2002 to 5.5 percent for the comparable period of 2003. This increase is consistent with the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is not capital intensive and the majority of the Company's expenses are payments to hospitals, physicians and other health care practitioners, which generally vary in direct proportion to the health premium revenues received by the Company. Although medical utilization rates vary by season, the payments for such expenses lag behind cash inflow from premiums because of the lag in provider billing procedures. In the past, the Company's cash requirements have been met principally from operating cash flow and it is anticipated that this source, coupled with the Company's operating line-of-credit, will continue to be sufficient to meet the Company's cash requirements in the future.

The Company's cash and investment securities increased $125.5 million from $493.9 million at December 31, 2002 to $619.4 million at June 30, 2003, primarily due to the timing of medical expense payments which traditionally lag behind the receipt of increased premiums per member, a $27.2 million contractual payment received from a vendor in February 2003, cash received from the exercise of stock options and net income offset by the effect of treasury stock purchases and other capital expenditures. Accounts receivable increased from $118.1 million at December 31, 2002 to $143.7 million at June 30, 2003, principally due to the timing of customer payments and increased membership, and the recharacterization of $11.4 million in amounts due from a vendor related to the 2002 contract year. Prepaid expenses, advances and other decreased from $37.1 million at December 31, 2002 to $34.0 million at June 30, 2003, primarily due to the amortization of prepayments for insurance policies which cover the Company's assets and business operations, offset by the prepayment of income taxes at June 30, 2003.

Net property and equipment decreased from $82.7 million at December 31, 2002 to $81.8 million at June 30, 2003, due to depreciation expense exceeding capital expenditures in 2003.

Claims payable increased from $297.3 million at December 31, 2002 to $352.1 million at June 30, 2003, primarily due to increased membership and an increase in medical expenses per member, and the timing of payments to physicians and health care practitioners. Deferred premium revenue increased from $33.9 million at December 31, 2002 to $38.7 million at June 30, 2003, due to a increase in cash payments received in advance of the premium coverage period. Unearned revenue increased from $14.6 million at December 31, 2002 to $25.5 million at June 30, 2003, primarily due to the receipt of contractual advances.

Additional paid-in capital increased from $466.2 million at December 31, 2002 to $684.0 million at June 30, 2003, due to the exercise of employee stock options, as well as an increase in the market value of the shares of the Company's stock held in the SCT.

The value of the SCT increased from $269.3 million at December 31, 2002 to $442.8 million at June 30, 2003, due to the increase in the market value of the shares of the Company's stock held in the SCT, offset by the exercise of employee stock options and the purchase of 2.0 million additional shares of the Company's common stock held by the SCT. For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheets. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital.

Treasury stock increased from $276.2 million at December 31, 2002 to $305.6 million at June 30, 2003, due to the repurchase of 719,500 additional shares of common stock by the Company at a total cost of $29.4 million. On June 30, 2003, approximately $23.4 million of unspent authorization was available for future purchases. During July 2003, the Company repurchased an additional 233,100 shares of its common stock for a total cost of approximately $12.3 million. On August 5, 2003, the Board of Directors increased the outstanding unspent authorization by $38.9 million to increase the total authorizations back up to $50 million.

The Company currently has access to total revolving credit facilities of $29.0 million which are subject to annual renewal and collateral requirements, and are used to provide short-term capital resources for routine cash flow fluctuations. At June 30, 2003, the Company's investment security balances used as collateral, which are parent company only investments, fell below the minimum collateral requirements thereby reducing the credit line availability to $25.3 million. In addition, at June 30, 2003, approximately $3.3 million was drawn against these facilities, and approximately $614,000 in letters of credit were outstanding. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the  short-term  capital  resources  available to the
Company:

                                        June 30,       December 31,
(in thousands)                            2003             2002
                                      ------------     ------------
Cash and cash equivalents             $     10,221     $      7,144
Investment securities                      609,200          486,740
Working capital advances
 to Maryland hospitals                      24,308           23,791
                                       -----------      -----------
Total available liquid assets              643,729          517,675
Credit line availability                    21,388           20,217
                                       -----------      -----------
Total short-term capital resources    $    665,117     $    537,892
                                       ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

The Company's major business operations are principally conducted through its HMOs and its insurance company. HMOs and insurance companies are subject to state regulations that, among other things, require those companies to maintain certain levels of equity and Risk Based Capital ("RBC"), and restrict the amount of dividends and other distributions that may be paid to their parent corporation. As of June 30, 2003, those subsidiaries of the Company were in compliance with all minimum capital requirements and exceeded all RBC - Company Action Level requirements.

CONTRACTUAL OBLIGATIONS

There were no material changes in contractual obligations at June 30, 2003 when compared with December 31, 2002.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. A hypothetical ten percent change in market interest rates over the next year would not materially affect the Company's financial position or cash flow. The Company has no significant market risk with regard to liabilities and does not use special purpose entities. There are no material changes in market risk exposure at June 30, 2003 when compared with December 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 4.  CONTROLS AND PROCEDURES

Based on the evaluation carried out under the supervision of the Chief Executive Officer and Chief Financial Officer of the Company as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have not been any significant changes in the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In September, 2000, the Company and other HMOs operating in Maryland were served with similar class action lawsuits challenging the right of the Company to subrogate against other insurance companies for injuries to members arising out of third-party liabilities based on the provisions of the Maryland HMO Act, as interpreted by the Maryland Court of Appeals in Reimer v. Columbia Medical Plan. The action against the Company was filed in the Circuit Court for Montgomery County, Maryland. The Company filed a motion for removal of the case to federal court under the Employee Retirement Income Security Act of 1974 ("ERISA") which was denied on February 4, 2003. The Company believes that its operations with respect to the law are valid and is pursuing all available defenses. The Company does not believe that, at this time, the ultimate outcome of this action will be material to the Company's financial statements.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number   Description of Document
--------------   -----------------------

     10.51       Common Stock Purchase Agreement dated June 25, 2003.

     10.52       Allonge to Replacement Promissory Note dated
                 June 25, 2003.

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     In a report on Form 8-K dated May 8, 2003, the Company reported under Item 9, Regulation FD Disclosure, its financial results for the quarter ended March 31, 2003.

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


                       MID ATLANTIC MEDICAL SERVICES, INC.
                  --------------------------------------------
                                  (Registrant)






Date: August 14, 2003    /s/  Robert E. Foss
                              -------------------------------
                              Robert E. Foss
                              Senior Executive Vice President
                              and
                              Chief Financial Officer
                              (duly authorized officer and
                              principal financial officer)