Form 10-Q
period 2003-09-30
MID ATLANTIC MEDICAL SERVICES INC
filed 2003-11-14
CIK 805037

        ---------------------------------------------------------------
        ---------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended SEPTEMBER 30, 2003, or

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

              Yes [X]                       No [ ]

The number of shares outstanding of each of the issuer's classes of common stock was 47,760,422 shares of common stock, par value $.01, outstanding as of September 30, 2003.

        ---------------------------------------------------------------
         --------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       MID ATLANTIC MEDICAL SERVICES, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS (Note 1)
                       (in thousands except share amounts)

                                                                                 (Unaudited)        (Note)
                                                                                September 30,    December 31,
                                                                                    2003             2002
                                                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $      9,187     $      7,144
 Investment securities                                                               645,737          486,740
 Accounts receivable, net of allowance of $7,811 and $7,068                          122,647          118,050
 Prepaid expenses, advances and other                                                 41,907           37,104
 Deferred income taxes                                                                 8,234            3,419
                                                                                 -----------      -----------
   Total current assets                                                              827,712          652,457

 Property and equipment, net of accumulated
  depreciation of $76,689 and $70,123                                                 81,321           82,683
 Statutory deposits                                                                   21,743           21,541
 Other assets                                                                          9,226            8,951
 Deferred income taxes                                                                10,085            7,396
                                                                                 -----------      -----------
   Total assets                                                                 $    950,087     $    773,028
                                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                          $          -     $      3,219
 Accounts payable                                                                     73,233           62,434
 Claims payable, net                                                                 340,255          297,304
 Income taxes payable                                                                 14,691           12,751
 Deferred premium revenue                                                             39,106           33,901
 Unearned revenue                                                                     17,247           14,592
 Deferred income taxes                                                                 4,835            2,262
                                                                                 -----------      -----------
   Total liabilities                                                                 489,367          426,463
                                                                                 -----------      -----------
Stockholders' equity
 Common stock, $.01 par,  100,000,000 shares  authorized;  67,772,502 issued and
  47,760,422 outstanding at September 30, 2003; 65,772,502 issued
  and 46,987,122 outstanding at December 31, 2002                                        677              657
 Additional paid-in capital                                                          673,144          466,154
 Stock  compensation  trust  (common  stock  held  in  trust)  8,304,552  shares outstanding at September 30, 2003;
  8,311,590 shares outstanding at December 31, 2002                                 (427,103)        (269,296)
 Treasury stock, 20,012,080 shares at September 30, 2003;
  18,785,380 shares at December 31, 2002                                            (332,163)        (276,205)
 Accumulated other comprehensive income                                               10,798            9,279
 Retained earnings                                                                   535,367          415,976
                                                                                 -----------      -----------
   Total stockholders' equity                                                        460,720          346,565
                                                                                 -----------      -----------
   Total liabilities and stockholders' equity                                   $    950,087     $    773,028
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

                       MID ATLANTIC MEDICAL SERVICES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (in thousands except share amounts)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                September 30,     September 30,
                                                                                    2003              2002
                                                                                ------------      ------------
Revenue
  Health premium                                                                $    652,588      $    577,900
  Fee and other                                                                        5,849             5,210
  Life and short-term disability premium                                               2,215             2,297
  Home health services                                                                 4,867             6,146
  Investment                                                                           4,502             3,914
                                                                                 -----------       -----------
    Total revenue                                                                    670,021           595,467
                                                                                 -----------       -----------
Expense
  Medical                                                                            524,794           492,402
  Life and short-term disability claims                                                1,019             1,114
  Home health patient services                                                         4,992             5,798
  Administrative (including interest expense of $261 and $142)                        68,743            62,516
                                                                                 -----------       -----------
    Total expense                                                                    599,548           561,830
                                                                                 -----------       -----------
Income before income taxes                                                            70,473            33,637

Income tax expense                                                                   (24,319)          (11,114)
                                                                                 -----------       -----------

Net income                                                                      $     46,154      $     22,523
                                                                                 ===========       ===========

Basic earnings per common share                                                 $       1.16      $        .57
                                                                                 ===========       ===========

Diluted earnings per common share                                               $       1.10      $        .54
                                                                                 ===========       ===========




              See accompanying notes to these financial statements.

                       MID ATLANTIC MEDICAL SERVICES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (in thousands except share amounts)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                September 30,     September 30,
                                                                                    2003              2002
                                                                                ------------      ------------
Revenue
  Health premium                                                                $  1,953,546      $  1,670,525
  Fee and other                                                                       17,714            16,500
  Life and short-term disability premium                                               6,989             6,699
  Home health services                                                                16,608            16,366
  Investment                                                                          12,686            10,803
                                                                                 -----------       -----------
    Total revenue                                                                  2,007,543         1,720,893
                                                                                 -----------       -----------
Expense
  Medical                                                                          1,600,703         1,428,167
  Life and short-term disability claims                                                3,021             2,865
  Home health patient services                                                        16,319            16,535
  Administrative (including interest expense of $857 and $459)                       205,819           184,751
                                                                                 -----------       -----------
    Total expense                                                                  1,825,862         1,632,318
                                                                                 -----------       -----------
Income before income taxes                                                           181,681            88,575

Income tax expense                                                                   (62,290)          (28,776)
                                                                                 -----------       -----------

Net income                                                                      $    119,391      $     59,799
                                                                                 ===========       ===========

Basic earnings per common share                                                 $       3.05      $       1.53
                                                                                 ===========       ===========

Diluted earnings per common share                                               $       2.88      $       1.43
                                                                                 ===========       ===========




              See accompanying notes to these financial statements.

                       MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                              Nine Months
                                                                                                 Ended
                                                                                           September 30, 2003
                                                                                              -----------
Cash flows provided by operating activities:
  Net income                                                                                  $   119,391
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                          $      8,877
    Provision for bad debts                                                         743
    Credit for deferred income taxes                                             (5,749)
    Loss on sale and disposal of assets                                              19
    Stock option tax benefit                                                     22,995
    Increase in accounts receivable                                              (5,340)
    Increase in prepaid expenses, advances, and other                            (4,803)
    Increase in accounts payable                                                 10,799
    Increase in income taxes payable                                              1,940
    Increase in claims payable, net                                              42,951
    Increase in deferred premium revenue                                          5,205
    Increase in unearned revenue                                                  2,655
                                                                            -----------
        Total adjustments                                                                          80,292
                                                                                              -----------
        Net cash provided by operating activities                                                 199,683

Cash flows used in investing activities:
  Purchases of investment securities                                           (679,621)
  Sales of investment securities                                                522,758
  Purchases of property and equipment                                            (7,486)
  Purchase of statutory deposits                                                 (4,452)
  Maturity of statutory deposits                                                  4,452
  Purchases of other assets                                                        (367)
  Proceeds from sale of assets                                                       45
                                                                            -----------
        Net cash used in investing activities                                                    (164,671)

Cash flows used in financing activities:
  Decrease in short-term borrowings                                              (3,219)
  Exercise of stock options                                                      26,208
  Purchase of treasury stock                                                    (55,958)
                                                                            -----------
        Net cash used in financing activities                                                     (32,969)
                                                                                              -----------
Net increase in cash and cash equivalents                                                           2,043

Cash and cash equivalents at beginning of period                                                    7,144
                                                                                              -----------
Cash and cash equivalents at end of period                                                   $      9,187
                                                                                              ===========




              See accompanying notes to these financial statements.

                       MID ATLANTIC MEDICAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                              Nine Months
                                                                                                Ended
                                                                                          September 30, 2002
                                                                                             ------------
Cash flows provided by operating activities:
  Net income                                                                                 $     59,799
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                          $      8,251
    Provision for bad debts                                                         445
    Credit for deferred income taxes                                            (13,433)
    Loss on sale and disposal of fixed assets                                        24
    Stock option tax benefit                                                     17,269
    Increase in accounts receivable                                             (18,353)
    Increase in prepaid expenses, advances, and other                           (11,851)
    Increase in accounts payable                                                  9,612
    Increase in income taxes payable                                              5,518
    Increase in claims payable                                                  109,890
    Decrease in deferred premium revenue                                         (1,854)
    Increase in unearned revenue                                                 13,519
                                                                            -----------
        Total adjustments                                                                         119,037
                                                                                              -----------
        Net cash provided by operating activities                                                 178,836

Cash flows used in investing activities:
  Purchases of investment securities                                           (574,349)
  Sales of investment securities                                                445,221
  Purchases of property and equipment                                           (10,425)
  Purchases of statutory deposits                                                (1,681)
  Maturities of statutory deposits                                                  100
  Purchases of other assets                                                        (122)
  Proceeds from sale of assets                                                      174
                                                                            -----------
        Net cash used in investing activities                                                    (141,082)

Cash flows used in financing activities:
  Decrease in short-term borrowings                                                (413)
  Exercise of stock options                                                      28,664
  Purchase of treasury stock                                                    (61,471)
                                                                            -----------
        Net cash used in financing activities                                                     (33,220)
                                                                                              -----------
Net increase in cash and cash equivalents                                                           4,534

Cash and cash equivalents at beginning of period                                                    4,510
                                                                                              -----------
Cash and cash equivalents at end of period                                                   $      9,044
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

NOTE 1 - FINANCIAL STATEMENTS

The consolidated condensed balance sheet of the Company as of September 30, 2003, the consolidated condensed statements of income for the three and nine months ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by MAMSI without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 2002 audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"). The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

The Company has entered into certain long-term vendor contracts, some of which include incentives or cost guarantees designed to provide savings to the Company over several years. The Company typically accounts for the benefit derived from these incentives or guarantees ratably over the contract period as a reduction of medical expense. Because of the complexity of the Company's product offerings as well as obligations imposed under the contracts, and the timing of settlement of various contractual periods, disputes may arise as to the degree of satisfaction of the various contractual obligations which could result in material adjustments to the Company's financial statements. The Company is in the process of settling the 2001 and 2002 risk sharing arrangements with its former Pharmacy Benefits Manager ("PBM"). There is also a risk sharing arrangement with the Company's current PBM for 2003. As of September 30, 2003, the Company has recorded what it believes to be a reasonable estimate of the results of these risk-share arrangements.

NOTE 2 - COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share (in thousands except share amounts):

                                                      Three Months Ended               Nine Months Ended
                                                 September 30,   September 30,    September 30,   September 30,
                                                     2003            2002             2003            2002
                                                 ------------    ------------     ------------    ------------

Numerator:
 Net income                                      $     46,154    $     22,523     $    119,391    $     59,799
Denominator:
 Denominator for basic earnings per share
  - weighted average shares                        39,670,327      39,318,030       39,154,160      39,201,813
 Dilutive securities - employee stock options       2,159,192       2,330,796        2,254,903       2,624,594
 Denominator for diluted earnings per share
  - adjusted weighted average shares               41,829,519      41,648,826       41,409,063      41,826,407


Options to purchase approximately 8,700 shares of common stock at various prices were outstanding at September 30, 2003, but were not included in the computation of diluted earnings per share because the option proceeds would exceed the average market price and, therefore, the effect would be antidilutive.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities be included in other comprehensive income. The following statement presents comprehensive income (in thousands):

                                                      Three Months Ended               Nine Months Ended
                                                 September 30,   September 30,    September 30,   September 30,
                                                     2003            2002             2003            2002
                                                 ------------    ------------     ------------    ------------
Net income                                       $     46,154    $     22,523     $    119,391    $     59,799

Other comprehensive income:
 Unrealized (loss) gain on
  available-for-sale securities                        (1,151)          3,240            1,519           7,248
                                                 ------------    ------------     ------------    ------------
Comprehensive income                             $     45,003    $     25,763     $    120,910    $     67,047
                                                 ============    ============     ============    ============

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

NOTE 4 - CLAIMS PAYABLE

The following table shows the components of claims payable at September 30, 2003 and 2002 (in thousands):

                                                   September 30,        September 30,
                                                        2003                2002
                                                   ------------         ------------
Reserve for incurred but
not reported claims                                $    267,586         $    270,337

Claims received, not yet
paid and other items                                     72,669               51,563
                                                    -----------          -----------
Total claims payable                               $    340,255         $    321,900
                                                    ===========          ===========

The following tables show the components of the change in claims payable for the nine months ended September 30, 2003 and 2002 for each period's Dates of Service ("DOS") (in thousands except for percentages):


For the Nine Months Ended
September 30, 2003:                                      Life &                                       2002 &
                                         Medical          STD           Total         2003 DOS       Prior DOS
                                       -----------------------------------------     -------------------------
Beginning of the year                  $  295,721      $  1,583      $  297,304      $        -      $ 297,304

Components of medical expense:
  Estimated cost incurred               1,660,641         3,021       1,663,662       1,663,662              -
  Estimated redundancy                    (59,938)            -         (59,938)              -        (59,938)
                                       ----------      --------      ----------      ----------      ---------
                                        1,600,703         3,021       1,603,724       1,663,662        (59,938)
Payments for medical expense           (1,557,535)       (3,238)     (1,560,773)     (1,327,957)      (232,816)
                                       ----------      --------      ----------      ----------      ---------
End of the period                      $  338,889      $  1,366      $  340,255     $   335,705     $    4,550
                                       ==========      ========      ==========      ==========      =========

Prior period redundancy as a percentage
of current period medical expense           3.74%



For the Nine Months Ended
September 30, 2002:                                      Life &                                       2001 &
                                         Medical          STD           Total         2002 DOS       Prior DOS
                                       -----------------------------------------     -------------------------
Beginning of the year                  $  238,814      $  1,310      $  240,124      $        -      $ 240,124

Components of medical expense:
  Estimated cost incurred               1,461,303         2,865       1,464,168       1,464,168              -
  Estimated redundancy                    (33,136)            -         (33,136)              -        (33,136)
                                       ----------      --------      ----------      ----------      ---------
                                        1,428,167         2,835       1,431,032       1,464,168        (33,136)
Payments for medical expense           (1,346,421)       (2,835)     (1,349,256)     (1,149,825)      (199,431)
                                       ----------      --------      ----------      ----------      ---------
End of the period                      $  320,560      $  1,340      $  321,900       $ 314,343      $   7,557
                                       ==========      ========      ==========      ==========      =========

Prior period redundancy as a percentage
of current period medical expense           2.32%


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

                                                Three Months Ended                Nine Months Ended
                                           September 30,    September 30,    September 30,    September 30,
                                               2003             2002             2003             2002
(In thousands)                             ------------     ------------     ------------     ------------
Revenues:
 Commercial risk                           $    652,588     $    577,900     $  1,953,546     $  1,670,525
 Preferred provider organizations                 5,849            5,210           17,714           16,500
 All other                                        7,082            8,443           23,597           23,065
                                            -----------      -----------      -----------      -----------
                                           $    665,519     $    591,553     $  1,994,857     $  1,710,090
                                            ===========      ===========      ===========      ===========

Income before taxes:
 Commercial risk                           $     63,915     $     28,223     $    162,170     $     73,601
 Preferred provider organizations                 2,457            2,605            7,441            8,251
 All other                                         (266)            (988)            (236)          (3,756)
                                            -----------      -----------      -----------      -----------
                                           $     66,106     $     29,840     $    169,375     $     78,096
                                            ===========      ===========      ===========      ===========

Reconciliations of segment data to the Company's consolidated data is as follows:

                                                Three Months Ended                Nine Months Ended
                                           September 30,    September 30,    September 30,    September 30,
                                               2003             2002             2003             2002
(In thousands)                             ------------     ------------     ------------     ------------
Total profit from reportable segments      $     66,372     $     30,828     $    169,611     $     81,852
Other loss                                         (266)            (988)            (236)          (3,756)
Unallocated amounts:
 Investment income, net                           4,367            3,797           12,306           10,479
                                            -----------      -----------      -----------      -----------
Income before taxes                        $     70,473     $     33,637     $    181,681     $     88,575
                                            ===========      ===========      ===========      ===========

NOTE 6 - STOCK-BASED COMPENSATION

In accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock- Based Compensation ("SFAS No. 123") to stock-based employee compensation is as follows:

                                                Three Months Ended                Nine Months Ended
                                           September 30,    September 30,    September 30,    September 30,
                                               2003             2002             2003             2002
(In thousands)                             ------------     ------------     ------------     ------------
Net income, as reported                    $     46,154     $     22,523     $    119,391     $     59,799
Deduct: Net stock-based employee
 compensation expense determined
 under fair value based method                   (3,162)          (2,612)          (9,061)          (7,149)
                                            -----------      -----------      -----------      -----------
Pro forma net income                       $     42,992     $     19,911     $    110,330     $     52,650
                                            ===========      ===========      ===========      ===========

Earnings per share:
 Basic - as reported                       $     1.16       $      .57       $     3.05       $     1.53
 Basic - pro forma                         $     1.08       $      .51       $     2.82       $     1.34


 Diluted - as reported                     $     1.10       $      .54       $     2.88       $     1.43
 Diluted - pro forma                       $     1.03       $      .48       $     2.66       $     1.26


The effect of applying SFAS No. 123 on the three and nine month periods ended September 30, 2003 and 2002 pro forma net income and pro forma net income per share as stated above, is not necessarily representative of the effects on reported net income for future years, due to, among other things, (1) the vesting period of stock options and (2) the fair value of additional stock options in future years.


NOTE 7 - SUBSEQUENT EVENT

On October 27, 2003, MAMSI and UnitedHealth Group Incorporated ("UnitedHealth Group") announced that they had entered into an agreement and plan of merger pursuant to which MAMSI will merge with and into a wholly-owned subsidiary of UnitedHealth Group. If the merger is completed, each outstanding share of MAMSI common stock will be converted into the right to receive 0.82 shares of UnitedHealth Group common stock and $18.00 in cash. MAMSI currently anticipates that the merger will be completed in the first quarter of 2004, however it is possible that delays could require that the merger be completed at a later time. Because the merger is subject to closing conditions, including the approval of MAMSI stockholders and the approval of regulatory agencies that have broad discretion in administering regulations, MAMSI cannot predict the exact timing of the completion of the merger. The agreement is subject to a termination fee of approximately $116.4 million to be paid by MAMSI if the agreement is terminated due to the Company taking certain actions. For more information regarding the proposed merger, please refer to MAMSI's Form 8-K/A filed with the Securities and Exchange Commission on October 27, 2003.

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

8. The possibility that the Company is unable to complete the proposed merger with UnitedHealth Group and is subject to a termination fee of $116.4 million.

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

CRITICAL ACCOUNTING POLICIES

MAMSI, through its 100% owned subsidiary companies, is predominately in the business of selling various forms of health insurance. Through the third quarter of 2003, approximately 97% of revenues were earned from the sale of health insurance products, mostly to employers who purchase health insurance for their employees.

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

While MAMSI's business is somewhat complex from an insurance regulatory standpoint, its consolidated balance sheet and income statement are straightforward and the accounting policies and procedures that we use to produce them are reasonable and appropriate. MAMSI does not own any special purpose entities, does not have any complex or extraordinarily risky investments nor does it have any off balance sheet financing arrangements. In fact, as of September 30, 2003, MAMSI has no debt outstanding.

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

The determination of the Company's IBNR is a fairly complex process. The Company employs its own actuary to aid in its determination. The primary method we use to estimate IBNR is consistent from period to period and uses historical claims data to develop the historical relationship of how many claims dollars have been reported in any given month to what was received in total, once all claims were received. This relationship gives us an indication of how much medical expense has been incurred in months for which we have not yet received all claims. While we use a consistent method in developing our IBNR estimate, considerable judgment is required. Various factors such as timing of the receipt of claims, seasonal utilization, and underlying cost inflation affect the ultimate development of claims expense. To the extent that we over or under estimate our IBNR at the end of any reporting period, the adjustment is included in the future period's results. The table below indicates how much we believe we have over- estimated our December 31, 2002 and 2001 IBNR liability for the nine months ended and expresses it as a percentage of the respective year to date medical expense:


     Nine Months            Over                As a % of
       Ended              Estimated          Medical Expense
   --------------        -----------         ---------------

   September 2003        $59,938,000              3.74%
   September 2002        $33,136,000              2.32%


If medical expense was annualized for 2003, the over-estimation as a percentage of medical expense would be 2.8% for 2003. The over-estimation for 2002 as a percentage of actual medical expense for 2002 would be 1.7%. This annualized medical expense is not necessarily indicative of the medical expense for the full year.

Another important accounting policy relates to our risk sharing contracts. Certain of the Company's larger vendors offer various forms of "risk-sharing" or "guarantees" as a part of their contractual relationship with us. These arrangements are not significant in relation to the Company's financial statements with one exception; the Company's risk-sharing arrangement with its PBM. The Company's PBM is responsible for providing administrative and technical support as well as providing the ability to process pharmacy transactions on a real time basis. The Company is in the process of settling the 2001 and 2002 risk sharing arrangements with its former PBM. There is also a risk sharing arrangement with the Company's current PBM for 2003. As of September 30, 2003, the Company has recorded what it believes to be a reasonable estimate of the results of these risk-share arrangements.

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

For the Federal Employees' Health Benefits Program business, the Company does not record an allowance for doubtful accounts as the Federal Government is obligated to pay what it believes it owes. Rather, the Company utilizes a direct write-off methodology. In the third quarter of 2003, the Company recorded a provision, rather than an allowance, of approximately $8.5 million related to premium amounts due from the Federal Employees' Health Benefits Program. The Company is in the process of analyzing why certain Federal payroll offices are remitting amounts less than they are billed.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated net income of the Company was $46,154,000 and $22,523,000 for the third quarters of 2003 and 2002, respectively. Diluted earnings per share were $1.10 and $.54 in the third quarters of 2003 and 2002, respectively. This increase in earnings is attributable to an increase in members, an increase in premiums per member, a reduction in medical expenses as a percentage of health premium revenue ("medical care ratio"), and a reduction in administrative expenses as a percentage of total revenue ("administrative expense ratio").

The Company currently has one of the largest HMO and managed care enrollments and also the largest network of contract providers of medical care in its service area (which includes the entire states of Maryland and Delaware, the District of Columbia, most counties and cities in Virginia and certain areas of West Virginia, North Carolina and Pennsylvania).

Health premium revenue for the three months ended September 30, 2003 increased approximately $74.7 million or 12.9 percent over the three months ended September 30, 2002. A 1.1 percent increase in net average HMO and indemnity enrollment resulted in an increase of approximately $6.1 million in health premium revenue, while a 11.7 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $68.6 million increase in health premium revenue. In addition, health premium revenue for the third quarter of 2003 was reduced by an $8.5 million provision related to the Company's Federal Employees' Health Benefits Program business. Management believes that commercial health premiums should continue to increase during the remainder of 2003 and in 2004, as new and renewing groups are charged higher premium rates. This is a forward-looking statement. See "Forward Looking Information" above for a description of the risk factors that may effect health premiums per member.

The Company has implemented increased premium rates across essentially all of its commercial products. As the Company's contracts are generally for a one year period, increased pricing generally cannot be initiated until a contract reaches its renewal date. Therefore, price increases are not implemented across the Company's membership at the same time. Overall, commercial premium rate increases are expected to continue in 2003 and are expected to increase in 2004 approximately 11.0%, net of buy downs. Management believes that these rate increases may have the effect of slowing the Company's future membership growth.

The Company's future membership growth depends on several factors such as relative premium prices and product availability, future increases or decreases in the Company's service area, and increased competition in the Company's service area.

The Company's home health operations contributed approximately $4.9 million in revenue in the third quarter of 2003 as compared with $6.1 million in the third quarter of 2002, reflecting a decrease in services provided to non-affiliated companies and a reclassification of revenues between income statement categories, having no net income effect.

Fee and other revenue increased to $5.8 million for the quarter ended September 30, 2003 from $5.2 million for the quarter ended September 30, 2002, primarily due to an increase in rental income from Company-owned facilities.

Life and short-term disability products contributed $2.2 million in revenue in the third quarter of 2003 as compared with $2.3 million for the third quarter of 2002.

Investment income increased from $3.9 million for the third quarter of 2002 to $4.5 million for the third quarter of 2003 due to higher levels of invested balances.

The medical care ratio decreased from 85.2% for the third quarter of 2002 to 80.4% for the third quarter of 2003. On a per member per month basis, medical expenses increased 5.5%. The decrease in the medical care ratio is due to a combination of factors including continuing efforts by the Company to implement product specific cost containment controls, continued activity in specialized subrogation areas and claims review for dual health coverage, lower than expected utilization of medical services due to hurricane Isabel, which caused power outages in the Company's service area, preventing members from seeking non-emergency care, and also increased premiums per member. The medical expense trend is anticipated to be between 10.0% and 11.0% for 2004. The statements in this paragraph and the preceding paragraphs regarding future utilization rates, cost containment initiatives, total medical costs and trend and future increases in health premiums per member are forward- looking statements. See "Forward-Looking Information" above for a description of risk factors that may affect medical expenses per member and the medical care ratio.

The administrative expense ratio decreased from 10.5 percent for the third quarter of 2002 to 10.3 percent for the same period in 2003. The decrease in the administrative expense ratio is principally due to increases in premium rates and membership, management's efforts to control costs as the business volume increases and technology and productivity gains which have allowed headcount to remain stable. Management believes that the administrative expense ratio will be approximately 10.0% to 10.3% for 2004. Management's expectation concerning the administrative expense ratio is a forward-looking statement. The administrative expense ratio is affected by changes in health premiums and other revenues and increased administrative activity related to business volume and to price increases from the Company's vendors.

The net margin rate  increased  from 3.8 percent in the third quarter of 2002 to
6.9 percent in the current quarter. This increase is consistent with the factors previously described.

THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

The Company's consolidated net income for the nine months ended September 30, 2003 increased to $119,391,000 from $59,799,000 for the nine months ended September 30, 2002. Diluted earnings per share on net income increased from $1.43 in the first nine months of 2002 to $2.88 for the same period in 2003. The increase in earnings is primarily attributable to increased premiums per member and reduction in the medical care and administrative expense ratios.

Health premium revenue for the nine months ended September 30, 2003 increased approximately $283.0 million or 16.9 percent over the nine months ended September 30, 2002. A 3.9 percent increase in net average HMO and indemnity enrollment resulted in an increase in health premium revenue of approximately $65.4 million, while a 12.5 percent increase in average monthly premium per enrollee, combined for all products, resulted in a $217.6 million increase in health premium revenue.

The Company's home health operations contributed approximately $16.6 million in revenue in the first nine months of 2003 as compared with $16.4 million in the first nine months of 2002, reflecting of a slight increase in services provided to non- affiliated companies.

Fee and other revenue increased to $17.7 million for the nine months ended September 30, 2003 from $16.5 million for the nine months ended September 30, 2002 primarily due to an increase in rental income from Company-owned facilities.

Revenue from life and short-term disability products contributed $7.0 million in revenue for the first nine months of 2003 as compared to $6.7 million in the first nine months of 2002.

Investment income increased from $10.8 million in the first nine months of 2002 to $12.7 million in the first nine months of 2003 primarily due to higher investment balances partially offset by lower rates.

The medical care ratio decreased to 81.9 percent for the nine months ended September 30, 2003 as compared to 85.5 percent for the comparable period in 2002. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The administrative expense ratio decreased to 10.3 percent for the first nine months of 2003 as compared to 10.7 percent for the comparable period in 2002. The reasons for this decrease are consistent with the items discussed in the quarterly analysis.

The net margin rate increased from 3.5 percent for the first nine months of 2002 to 5.9 percent for the comparable period of 2003. This increase is consistent with the factors previously described.

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

The Company's cash and investment securities increased $161.0 million from $493.9 million at December 31, 2002 to $654.9 million at September 30, 2003, primarily due to the timing of medical expense payments which traditionally lag behind the receipt of increased premiums per member, a $27.2 million contractual payment received from a vendor in February 2003, cash received from the exercise of stock options and net income offset by the effect of treasury stock purchases and other capital expenditures. Accounts receivable increased from $118.1 million at December 31, 2002 to $122.6 million at September 30, 2003, principally due to the timing of customer payments and increased membership offset by an $8.5 million provision recorded at September 30, 2003 related to the Company's Federal Employees' Health Benefits Program business. Prepaid expenses, advances and other increased from $37.1 million at December 31, 2002 to $41.9 million at September 30, 2003, primarily due to the unamortized portion of prepayments for insurance policies which cover the Company's assets and business operations and an increase in working capital advances paid to Maryland hospitals.

Net property and equipment decreased from $82.7 million at December 31, 2002 to $81.3 million at September 30, 2003, due to depreciation expense exceeding capital expenditures in 2003.

Claims payable increased from $297.3 million at December 31, 2002 to $340.3 million at September 30, 2003, primarily due to increased membership, an increase in medical expenses per member, and the timing of payments to physicians and health care practitioners. Deferred premium revenue increased from $33.9 million at December 31, 2002 to $39.1 million at September 30, 2003, due to a increase in cash payments received in advance of the premium coverage period. Unearned revenue increased from $14.6 million at December 31, 2002 to $17.2 million at September 30, 2003, primarily due to the receipt of contractual advances.

Additional paid-in capital increased from $466.2 million at December 31, 2002 to $673.1 million at September 30, 2003, due to the exercise of employee stock options, as well as an increase in the market value of the shares of the Company's stock held in the Stock Compensation Trust, ("SCT").

The value of the SCT increased from $269.3 million at December 31, 2002 to $427.1 million at September 30, 2003, due to the increase in the market value of the Company's stock and the purchase of 2.0 million additional shares of the Company's common stock held by the SCT, offset by the exercise of employee stock options. For financial reporting purposes, the SCT is consolidated with MAMSI. The fair market value of the shares held by the SCT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheets. All transactions between the SCT and MAMSI are eliminated. The difference between the cost and fair value of common stock held in the SCT is included in the consolidated financial statements as additional paid-in capital.

Treasury stock increased from $276.2 million at December 31, 2002 to $332.2 million at September 30, 2003, due to the repurchase of 1,226,700 additional shares of common stock by the Company at a total cost of $56.0 million. At September 30, 2003, approximately $35.7 million of unspent authorization was available for future purchases. During October 2003, the Company repurchased an additional 5,000 shares of its common stock for a total cost of approximately $0.3 million before the repurchase program was suspended due to the proposed merger with UnitedHealth Group. (See Note 7 in Item 1 - Notes to the Consolidated Financial Statements).

The Company currently has access to total revolving credit facilities of $25.5 million which are subject to annual renewal and collateral requirements, and are used to provide short-term capital resources for routine cash flow fluctuations. At September 30, 2003, the Company's investment security balances used as collateral, which are parent company only investments, fell below the minimum collateral requirements thereby reducing the credit line availability to $21.3 million. In addition, at September 30, 2003, there were no amounts drawn against these facilities, and approximately $614,000 in letters of credit were outstanding. While no amounts have been drawn against these letters of credit, they reduce the Company's credit line availability.

Following is a schedule of the  short-term  capital  resources  available to the
Company:

                                      September 30,    December 31,
(in thousands)                            2003             2002
                                      ------------     ------------
Cash and cash equivalents             $      9,187     $      7,144
Investment securities                      654,737          486,740
Working capital advances
 to Maryland hospitals                      25,034           23,791
                                       -----------      -----------
Total available liquid assets              688,958          517,675
Credit line availability                    20,711           20,217
                                       -----------      -----------
Total short-term capital resources    $    709,669     $    537,892
                                       ===========      ===========

The Company believes that cash generated from operations along with its current liquidity and borrowing capabilities are adequate for both current and planned expanded operations.

The Company's major business operations are principally conducted through its HMOs and its insurance company. HMOs and insurance companies are subject to state regulations that, among other things, require those companies to maintain certain levels of equity and Risk Based Capital ("RBC"), and restrict the amount of dividends and other distributions that may be paid to their parent corporation. As of September 30, 2003, those subsidiaries of the Company were in compliance with all minimum capital requirements and exceeded all RBC - Company Action Level requirements.

CONTRACTUAL OBLIGATIONS

There were no material changes in contractual obligations at September 30, 2003 when compared with December 31, 2002.

MARKET RISK

The Company is exposed to market risk through its investment in fixed and variable rate debt securities that are interest rate sensitive. The Company does not use derivative financial instruments. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. A hypothetical ten percent change of the present yield in market interest rates over the next year would not materially affect the Company's financial position or cash flow. The Company has no significant market risk with regard to liabilities and does not use special purpose entities. There are no material changes in market risk exposure at September 30, 2003 when compared with December 31, 2002.

SUBSEQUENT EVENT

On October 27, 2003, MAMSI and UnitedHealth Group announced that they had entered into an agreement and plan of merger pursuant to which MAMSI will merge with and into a wholly-owned subsidiary of UnitedHealth Group. If the merger is completed, each outstanding share of MAMSI common stock will be converted into the right to receive 0.82 shares of UnitedHealth Group common stock and $18.00 in cash. MAMSI currently anticipates that the merger will be completed in the first quarter of 2004, however it is possible that delays could require that the merger be completed at a later time. Because the merger is subject to closing conditions, including the approval of MAMSI stockholders and the approval of regulatory agencies that have broad discretion in administering regulations, MAMSI cannot predict the exact timing of the completion of the merger. The agreement is subject to a termination fee of approximately $116.4 million to be paid by MAMSI if the agreement is terminated due to the Company taking certain actions. For more information regarding the proposed merger, please refer to MAMSI's Form 8-K/A filed with the Securities and Exchange Commission on October 27, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  CONTROLS AND PROCEDURES

Based on the evaluation carried out under the supervision of the Chief Executive Officer and Chief Financial Officer of the Company as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have not been any significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In September, 2000, the Company and other HMOs operating in Maryland were served with similar class action lawsuits challenging the right of the Company to subrogate against other insurance companies for injuries to members arising out of third-party liabilities based on the provisions of the Maryland HMO Act, as interpreted by the Maryland Court of Appeals in Reimer v. Columbia Medical Plan. The action against the Company was filed in the Circuit Court for Montgomery County, Maryland. The Company removed the case to federal court under the Employee Retirement Income Security Act of 1974 and the case was remanded to the Circuit Court for Montgomery County, Maryland on February 4, 2003. On September 30, 2003, the Montgomery County Circuit Court judge presiding over the case denied the plaintiffs' class certification motion, leaving the case as a single-plaintiff proceeding. The Company believes that its operations with respect to the law are valid and is pursuing all available defenses. The Company does not believe that, at this time, the ultimate outcome of this action will be material to the Company's financial statements.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number   Description of Document
-------  -----------------------

 10.1    Employment Agreement between the Company and
         Mark D. Groban

 10.2    Employment Agreement between the Company and
         Thomas P. Barbera.

 10.3    Employment Agreement between the Company and
         Robert E. Foss.

 10.4    Employment Agreement between the Company and
         Sharon C. Pavlos.

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

(b) Reports on Form 8-K

In a report on Form 8-K dated August 7, 2003, the Company reported under Item 12, Results of Operations and Financial Condition, its financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                       MID ATLANTIC MEDICAL SERVICES, INC.
                 ______________________________________________
                                  (Registrant)





Date: November 14, 2003  /s/ Robert E. Foss
                             ______________________________
                             Robert E. Foss
                             Senior Executive Vice President and
                             Chief Financial  Officer
                             (duly  authorized  officer and
                             principal financial officer)